Form 10-Q
period 2025-06-30
Yukon New Parent, Inc.
filed 2025-08-25
CIK 2051820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission file number: 001-42813

YUKON NEW PARENT, INC.

Delaware	33-2698952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 N. Willow Street, Suite 4B, Montclair, New Jersey
(Address of principal executive offices)

7042
(Zip Code)

973-746-4500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 25, 2025, there were 1,000 shares of the registrant’s common stock outstanding.

YUKON NEW PARENT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

YUKON NEW PARENT, INC.
CONSOLIDATED BALANCE SHEET

June 30, 2025
ASSETS
Total assets	$—

TOTAL ASSETS	$—

LIABILITIES AND STOCKHOLDER’S EQUITY
Total liabilities	$—

TOTAL LIABILITIES	$—

STOCKHOLDER’S EQUITY
Common Stock, par value $0.001; 1,000 shares authorized, issued and outstanding	$1
Stock subscription receivable (Note 3)	(1)
Total stockholder’s equity	—
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$—
The accompanying notes are an integral part of these consolidated financial statements.

YUKON NEW PARENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the period from January 7, 2025 (inception) to June 30, 2025

	Common Stock		Stock Subscription Receivable	Accumulated Equity	Total Stockholder’s Equity
Balance, January 7, 2025 (inception)	0	$—	$—	$—	$—
Shares issued to related party	1,000	1	(1)	—	—
Balance, June 30, 2025	1,000	$1	$(1)	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

YUKON NEW PARENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 7, 2025 (inception) to June 30, 2025

Note 1. Organization

Description of Business

Yukon New Parent, Inc. (“New Parent” and the “Company”) was incorporated in Delaware on January 7, 2025. New Parent was formed as a wholly-owned subsidiary of 180 Degree Capital Corp. (“180 Degree Capital”) to facilitate the Business Combination as discussed below. We currently anticipate that the Business Combination will be completed in late Q3 2025 or early Q4 2025, subject to regulatory and shareholder approvals.

Polar Merger Sub, Inc. (“TURN Merger Sub”) was incorporated in New York on January 8, 2025. TURN Merger Sub was formed as a wholly-owned subsidiary of New Parent to facilitate the Business Combination as discussed below.

Moose Merger Sub, LLC (“MLC Merger Sub”) was formed as a limited liability company in Delaware on January 14, 2025. MLC Merger Sub was formed as a wholly-owned subsidiary of New Parent to facilitate the Business Combination as discussed below.

Proposed Business Combination

On January 16, 2025, 180 Degree Capital entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Parent, Mount Logan Capital Inc. (“MLC”), a corporation organized under the Laws of the Province of Ontario, Canada, Polar Merger Sub, Inc., and Moose Merger Sub, LLC (the “Business Combination”). Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, (a) TURN Merger Sub shall merge with and into 180 Degree Capital (the “TURN Merger”), and 180 Degree Capital shall be the surviving company and shall continue its existence as a corporation under the Laws of the State of New York and as a wholly owned subsidiary of New Parent and (b) MLC Merger Sub shall merge with and into MLC (the “MLC Merger,” and with the TURN Merger, the “Mergers”), the separate existence of MLC Merger Sub shall cease, and MLC shall be the surviving company in the MLC Merger and shall continue its existence as a limited liability company under the Laws of the State of Delaware and as a wholly-owned subsidiary of New Parent. As a result of the Mergers, New Parent will become a new publicly-traded company and the shareholders of 180 Degree Capital and MLC, respectively, will exchange their shares of each entity for shares of New Parent.

Risks and Uncertainties

New Parent was formed to be the surviving publicly-traded company in connection with the Mergers. New Parent has no prior operating activities and no material assets. Completion of the Mergers may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond New Parent’s control. Plans to consummate the proposed mergers could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, declines in consumer confidence and spending and geopolitical instability. New Parent cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and the ability to complete the Mergers.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, New Parent had no cash, and no sources of funding other than funds that may be obtained from 180 Degree Capital.

These conditions raise substantial doubt about New Parent’s ability to continue as a going concern one year from the date that these consolidated financial statements are issued.

As of the date of these financial statements, 180 Degree Capital has engaged and paid for any and all services related to the Company. The Company or its subsidiaries do not expect to incur any direct expenses prior to the completion of the Business Combination.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of New Parent and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in the consolidated financial statements.

Emerging Growth Company

New Parent is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. New Parent has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, New Parent, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of New Parent’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires New Parent’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate is the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considers in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Income Taxes

New Parent and TURN Merger Sub, each are currently not expected have federal income tax return filing requirements as they are not expected to have any trade or business activity prior to completion of the Business Combination.

MLC Merger Sub, under the domestic default classification rules of Reg. Sec. 301.7701-3(b)(1) this entity will be treated as a disregarded entity (“DRE”) for tax purposes and thus it will not have a federal income tax return filing requirement.

As of June 30, 2025, there were no uncertain tax positions related to New Parent or its subsidiaries.

Recently Issued Accounting Pronouncements

New Parent has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. New Parent does not expect the adoption of any recently issued pronouncements to have a material impact on its results of operations or financial position.

Note 3. Related Party Transactions

New Parent’s parent company, 180 Degree Capital, has entered into a stock subscription agreement for the acquisition of the shares of common stock issued to 180 Degree Capital. As such, at June 30, 2025, 180 Degree Capital owes $1 to New Parent for the payment of New Parents’s common stock and is reflected as a stock subscription receivable in the Consolidated Balance Sheet.

Since New Parent’s inception, 180 Degree Capital has engaged and paid for any and all services related to New Parent and will not seek reimbursement from New Parent at a later date. New Parent or its subsidiaries do not expect to incur any direct expenses prior to the completion of the Business Combination.

Note 4. Stockholder’s Equity

Common stock

New Parent is authorized to issue 1,000 shares of common stock with par value of $0.001 each. As of June 30, 2025 there were 1,000 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote.

Note 5. Commitments and Contingencies

In the normal course of business New Parent may enter into agreements that could result in future commitments and contingencies related to its business. There were no commitments or contingencies as of June 30, 2025.

Note 6. Subsequent Events

New Parent has evaluated subsequent events through the date these financial statements were issued. Based upon this evaluation, management has determined there were no items requiring adjustment of the financial statements.
Management does note the following:

On August 22, 2025, 180 Degree Capital held a special meeting of shareholders to approve the proposed merger with Mount Logan Capital Inc., and at this meeting received the required votes in favor of all proposals related to the merger. 180 Degree Capital currently expects to close the merger in early September 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Yukon New Parent, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Yukon New Parent, Inc. (the “Company”) as of June 30, 2025, and the related consolidated statement of changes in stockholder’s equity from January 7, 2025 to June 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company noted that it had no cash or sources of funding that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2025. We have served as the auditor for 180 Degree Capital Corp., the parent company of Yukon New Parent, Inc. since 2023.

EISNERAMPER LLP
New York, New York
August 25, 2025

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, liquidity and certain other factors that may affect our future results. The Company did not have any operations during the time period covered in this report. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 1 “Financial Information” of this Form 10-Q.

Forward-looking Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “could,” “would,” “project,” “target,” “plan,” “expect,”, “seek,” “hope,” “likely,” or the negative of these terms or other similar expressions.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q that may cause actual results to differ materially from those anticipated or implied by the forward-looking statements. These factors include, but are not limited to:

•As of the end of the reporting period, New Parent did not have any cash or material assets, and therefore there is substantial question as to its ability to continue as a going concern.
•New Parent may not become a publicly-traded company in connection with the Mergers.

Given these risks and uncertainties, undue reliance should not be placed on such forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Investors, the media, and others should note that we intend to announce material information to the public through filings with the Securities and Exchange Commission (SEC) and through disclosure channels maintained by our parent company, including the investor relations page on its website (https://ir.180degreecapital.com/), press releases, public conference calls, webcasts and social media channels. We encourage investors, the media, and others to follow these channels and to review the information disclosed through them. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our parent company’s website. The contents of the websites provided above are not incorporated into this filing or in any other report or document we file with the SEC. These website addresses are intended to be inactive textual references only.

Overview

New Parent was formed to be the surviving publicly-traded company in connection with the Mergers. New Parent has no prior operating activities and no material assets.

Liquidity and Capital Resources

As of June 30, 2025, New Parent had no cash, and no sources of funding other than funds that may be obtained from 180 Degree Capital.

These conditions raise substantial doubt about New Parent’s ability to continue as a going concern one year from the date that these consolidated financial statements are issued, in the event the Business Combination is not completed.

Uncertain Tax Positions

New Parent and TURN Merger Sub, each are currently not expected to be subject to federal income tax return filing requirements as they are not expected to have any trade or business activity prior to completion of the Business Combination.

MLC Merger Sub, under the domestic default classification rules of Reg. Sec. 301.7701-3(b)(1) this entity will be treated as a DRE for tax purposes and thus it will not have a federal income tax return filing requirement.

As of June 30, 2025, there were no uncertain tax positions related to New Parent or its subsidiaries.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during a fiscal period.

The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including but not limited to the potential impacts from economic uncertainty and volatility in the financial markets that could adversely affect the completion of the Mergers. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

During the period ended June 30, 2025, there were no significant changes in our critical accounting policies.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

New Parent was formed to be the surviving publicly-traded company in connection with the Mergers. New Parent has no prior operating activities and no material assets. As such, New Parent’s business is not impacted by valuation risk, interest rate risk, or foreign currency risk as of the date of these financial statements other than any potential impact of these factors on the likelihood of closing the Mergers.

Item 4. Controls and Procedures

(a)Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 and 15d-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of June 30, 2025, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b)Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the second quarter of 2025 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We, and our consolidated subsidiaries, are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2025.

Item 1A. Risk Factors

New Parent may not become a publicly-traded company in connection with the Mergers.

New Parent was formed to be the surviving publicly-traded company in connection with the Mergers. New Parent has no prior operating activities and no material assets. Completion of the Mergers may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond New Parent’s control. Plans to consummate the proposed mergers could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, declines in consumer confidence and spending and geopolitical instability. New Parent cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and the ability to complete the Mergers.

New Parent does not have any cash or material assets, and therefore there is substantial question as to its ability to continue as a going concern.

As of June 30, 2025, New Parent had no cash, and no sources of funding other than funds that may be obtained from 180 Degree Capital. These conditions raise substantial doubt about New Parent’s ability to continue as a going concern one year from the date that these consolidated financial statements are issued, in the event the Business Combination is not completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2025 there were 1,000 shares of common stock issued and outstanding, all of which are owned by 180 Degree Capital and were issued on January 7, 2025, at a price of $0.001 per share. These shares were issued and sold in reliance upon Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of January 16, 2025, by and among Mount Logan Capital Inc., 180 Degree Capital Corp., Yukon New Parent, Inc., Polar Merger Sub, Inc., and Moose Merger Sub, LLC (1)

3.1	Certificate of Incorporation of Yukon New Parent, Inc. (2)
3.2	Amended and Restated Certificate of Incorporation of Yukon New Parent, Inc. (1)
3.3	Amended and Restated Bylaws of Yukon New Parent, Inc. (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Previously filed in connection with the Company's preliminary joint proxy statement/prospectus on Form S-4/A on July 9, 2025.
(2) Previously filed in connection with the Company's preliminary joint proxy statement/prospectus on Form S-4 on
March 24, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YUKON NEW PARENT, INC.

By:	/s/ Kevin M. Rendino	August 25, 2025
Kevin M. Rendino
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Daniel B. Wolfe	August 25, 2025
Daniel B. Wolfe
President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)