Form 10-Q
period 2025-09-30
Mount Logan Capital Inc.
filed 2025-11-13
CIK 2051820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-42813
_________________________
Mount Logan Capital Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	33-2698952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Madison Ave, 3rd Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)
(212) 891-2880
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	MLCI	The Nasdaq Stock Market, LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐

As of November 13, 2025, the registrant had 12,786,792 shares of Common Stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect the Company’s current views with respect to, among other things, capital resources, portfolio performance and results of operations. Likewise, the Company’s consolidated financial statements and statements regarding anticipated growth in its operations, anticipated market conditions, demographics and results of operations are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that it has anticipated. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause the Company’s actual results to differ include:
•the risk that any synergies from the Business Combination (as defined herein) may not be fully realized or may take longer to realize than expected;
•the risk of litigation related to the Business Combination;
•variability in revenues, earnings, and cash flows and the resulting impact on quarterly earnings trends and stock price volatility;
•the intensity of competition in asset management and insurance markets and constraints on the ability to execute growth strategies and maintain or increase market share or margins;
•reliance on technology and information systems, including third party and systems provided by BC Partners Advisors L.P. (“BCPA”), and risks related to cybersecurity, data integrity, and operational resilience;
•dependence on management’s assumptions, estimates, models, and judgment, and the risk that actual outcomes diverge materially from those assumptions;
•illiquidity of certain assets under management and insurance investments, and the impact of limited liquidity on valuation, portfolio management, and capital allocation;
•dependence on access to financing markets and the availability, cost, and terms of capital and liquidity;
•risks associated with the use of hedging and other risk management instruments, including costs, basis risk, counterparty exposure, and potential ineffectiveness;
•adverse political, market, and economic conditions and their effects on investment performance, funding costs, client activity, and policyholder behavior;
•dependence on BCPA and key BCPA personnel;
•actual and potential conflicts of interest arising from the relationship with BCPA;
•concentration risk associated with managing a limited number of funds and investments;
•complexities and subjectivity in valuing illiquid assets, including model risk and sensitivity to assumptions;
•the heavily regulated nature of the insurance business; and
•the increased expenses and compliance requirements associated with being a U.S. public company.

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section entitled “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless the context otherwise requires, (i) all references in this Quarterly Report on Form 10-Q following the closing of the Business Combination on September 12, 2025 to “we,” “us,” “our,” the “Company,” and “Mount Logan” refer to Mount Logan Capital Inc. (formerly, Yukon New Parent, Inc.), as the registrant, and its consolidated subsidiaries and (ii)

all references prior to the closing refer to Legacy Mount Logan (as defined herein). The Mount Logan logo and our other registered or common law trademarks, service marks, or trade names appearing in this Quarterly Report on Form 10-Q are the property of Mount Logan Capital Inc. Other trade names, trademarks, and service marks used in this Quarterly Report on Form 10-Q are the property of their respective owners.

Regulation FD

We routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts, and the investor relations page of our website at ir.mountlogan.com and our LinkedIn page. We use these channels for purposes of compliance with Regulation FD and as routine channels for distribution of important information. While not all of the information that we post to the investor relations page of our website or to our LinkedIn page is of a material nature, some information could be deemed to be material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, and public conference calls and webcasts. Our web address is included in this Quarterly Report on Form 10-Q as a textual reference only and the information posted on these channels are not incorporated by reference in this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC.

Part I - Financial Information
Item 1. Financial Statements

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except per share data)	September 30, 2025	December 31, 2024
ASSETS
Asset Management
Cash and cash equivalents	$22,283	$8,933
Investments (including related party amounts of $24,660 and $20,871 at September 30, 2025 and December 31, 2024, respectively)	39,022	21,370
Intangible assets	14,869	25,940
Other assets (including related party amounts of $2,225 and $2,657 at September 30, 2025 and December 31, 2024, respectively)	9,060	9,179
	85,234	65,422
Insurance Solutions
Cash and cash equivalents	108,242	51,999
Restricted cash	9,967	15,716
Investments (including related party amounts of $21,746 and $23,659 at September 30, 2025 and December 31, 2024, respectively)	923,981	915,556
Derivatives	45	—
Assets of consolidated variable interest entities
Cash and cash equivalents	21,323	25,056
Investments	130,061	125,898
Other assets	529	1,048
Reinsurance recoverable	272,181	259,454
Intangible assets	2,444	2,444
Deferred acquisition costs	7,528	6,524
Goodwill	55,697	55,697
Other assets	23,954	37,135
	1,555,952	1,496,527
Total assets	$1,641,186	$1,561,949
LIABILITIES
Asset Management
Due to related parties	$8,289	$10,470
Debt obligations	73,354	74,963
Accrued expenses and other liabilities	6,453	5,669
	88,096	91,102
Insurance Solutions
Future policy benefits	786,839	769,533
Interest sensitive contract liabilities	363,250	334,876
Funds held under reinsurance contracts	243,616	239,918
Debt obligations	17,250	14,250
Derivatives	—	5,192
Accrued expenses and other liabilities	10,892	2,995
	1,421,847	1,366,764
Total liabilities	1,509,943	1,457,866

Commitments and Contingencies (See Note 24)
EQUITY
Common shares, $0.001 par value, 150,000,000 shares authorized, 12,786,792 and 6,133,631 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	13	26
Warrants	1,426	1,426
Additional paid-in-capital	177,099	123,869
Retained earnings (accumulated deficit)	(80,590)	(58,279)
Accumulated other comprehensive income (loss)	33,295	37,041
Total equity	131,243	104,083
Total liabilities and equity	$1,641,186	$1,561,949
See accompanying notes to the unaudited condensed consolidated financial statements.

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
REVENUES
Asset Management
Management fees	$1,851	$2,763	$7,900	$8,179
Incentive fees	431	742	1,208	2,653
Equity investment earning	481	74	805	241
	2,763	3,579	9,913	11,073
Insurance Solutions
Net premiums	(4,492)	(4,084)	(12,743)	(11,414)
Product charges	184	89	1,766	196
Net investment income	16,992	19,413	48,621	55,813
Net gains (losses) from investment activities	3,775	5,239	9,085	3,172
Net revenues of consolidated variable interest entities	2,797	3,757	9,979	12,400
Net investment income (loss) on funds withheld	(10,656)	(15,373)	(23,232)	(30,685)
Other income	76	86	230	244
	8,676	9,127	33,706	29,726
Total revenues	11,439	12,706	43,619	40,799
EXPENSES
Asset Management
Administration and servicing fees	1,564	1,372	4,613	4,747
Transaction costs	3,185	200	10,483	253
Compensation and benefits	4,161	1,967	8,377	5,543
Amortization and impairment of intangible assets	8,272	482	11,071	1,446
Interest and other credit facility expenses	1,970	1,664	5,876	5,027
General, administrative and other	2,980	1,530	5,961	4,804
	22,132	7,215	46,381	21,820
Insurance Solutions
Net policy benefit and claims (remeasurement gain on policy liabilities of $3,846 and $6,871 and $3,751 and $11,057 for the three and nine months ended September 30, 2025 and 2024, respectively)	(2,118)	(1,392)	(1,389)	(6,540)
Interest sensitive contract benefits	4,154	3,932	11,969	11,070
Amortization of deferred acquisition costs	929	563	2,389	1,600
Compensation and benefits	73	471	540	1,120
Interest expense	408	328	1,143	984
General, administrative and other (including related party amounts of $1,773 and $5,258 and $1,829 and $5,399 for the three and nine months ended September 30, 2025 and 2024, respectively)	3,338	4,153	10,294	12,759
	6,784	8,055	24,946	20,993
Total expenses	28,916	15,270	71,327	42,813
Investment and other income (loss) - Asset Management
Net gains (losses) from investment activities	1,342	28	3,050	(1,086)
Dividend income	22	71	89	296
Interest income	275	274	814	817
Other income (loss), net	251	69	556	69
Gain on acquisition	4,457	—	4,457	—
Total investment and other income (loss)	6,347	442	8,966	96
Income (loss) before taxes	(11,130)	(2,122)	(18,742)	(1,918)
Income tax (expense) benefit — Asset Management	(2,306)	(309)	(2,333)	(493)
Net income (loss)	$(13,436)	$(2,431)	$(21,075)	$(2,411)
Earnings per share
Net income (loss) attributable to common shareholders - Basic	$(1.64)	$(0.40)	$(2.93)	$(0.39)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income (loss) attributable to common shareholders - Diluted	$(1.64)	(0.40)	(2.93)	(0.39)
Weighted average shares outstanding – Basic	8,174,426	6,110,449	7,185,669	6,106,354
Weighted average shares outstanding – Diluted	8,174,426	6,110,449	7,185,669	6,106,354
See accompanying notes to the unaudited condensed consolidated financial statements.

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income (loss)	$(13,436)	$(2,431)	$(21,075)	$(2,411)
Other comprehensive income (loss), before tax:
Unrealized investment gains (losses) on available-for-sale securities	4,498	6,625	6,184	10,805
Unrealized gains (losses) on hedging instruments	501	7,027	5,237	4,568
Remeasurement gains (losses) on future policy benefits related to discount rate	(7,175)	(20,557)	(15,167)	(9,740)
Other comprehensive income (loss), before tax	(2,176)	(6,905)	(3,746)	5,633
Income tax expense (benefit) related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	(2,176)	(6,905)	(3,746)	5,633
Comprehensive income (loss)	$(15,612)	$(9,336)	$(24,821)	$3,222
See accompanying notes to the unaudited condensed consolidated financial statements.

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands, except for number of shares)

Three and Nine Months Ended September 30, 2025	Number of Voting Common Shares	Common Shares	Warrants	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Equity
Balance at July 1, 2025	6,789,843	$7	$1,426	$129,531	$(66,727)	$35,471	$99,708
Share issuance for reverse acquisition	5,666,700	6	—	46,806	—	—	46,812
Share issuance for investment purchase	122,308	—	—	870	—	—	870
Equity based compensation	—	—	—	2,124	—	—	2,124
Restricted share units release	368,578	—	—	(798)	—	—	(798)
Common shares repurchased	(160,637)	—	—	(1,434)	—	—	(1,434)
Shareholder dividends ($0.06 per share)	—	—	—	—	(427)	—	(427)
Net income (loss)	—	—	—	—	(13,436)	—	(13,436)
Other comprehensive income (loss)	—	—	—	—	—	(2,176)	(2,176)
Balance at September 30, 2025	12,786,792	$13	$1,426	$177,099	$(80,590)	$33,295	$131,243
Balance at January 1, 2025	6,133,631	$6	$1,426	$123,889	$(58,279)	$37,041	$104,083
Share issuance for reverse acquisition	5,666,700	6	—	46,806	—	—	46,812
Share issuance for investment purchase	760,188	1	—	5,869	—	—	5,870
Equity based compensation	4,101	—	—	2,843	—	—	2,843
Restricted share units release	382,809	—	—	(874)	—	—	(874)
Common shares repurchased	(160,637)	—	—	(1,434)	—	—	(1,434)
Shareholder dividends ($0.18 per share)	—	—	—	—	(1,236)	—	(1,236)
Net income (loss)	—	—	—	—	(21,075)	—	(21,075)
Other comprehensive income (loss)	—	—	—	—	—	(3,746)	(3,746)
Balance at September 30, 2025	12,786,792	$13	$1,426	$177,099	$(80,590)	$33,295	$131,243

Three and Nine Months Ended September 30, 2024	Number of Voting Common Shares	Common Shares	Warrants	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at July 1, 2024	6,110,449	$6	$1,426	$123,511	$(47,124)	$39,624	$117,443
Issuance of warrants	—	—	—	—	—	—	—
Equity based compensation	—	—	—	186	—	—	186
Restricted Share Units release	—	—	—	—	—	—	—
Shareholder dividends ($0.06 per share)	—	—	—	—	(375)	—	(375)
Net income (loss)	—	—	—	—	(2,431)	—	(2,431)
Other comprehensive income (loss)	—	—	—	—	—	(6,905)	(6,905)
Balance at September 30, 2024	6,110,449	$6	$1,426	$123,697	$(49,930)	$32,719	$107,918
Balance at January 1, 2024	6,095,289	$6	$1,129	$123,421	$(46,386)	$27,086	$105,256
Issuance of warrants	—	—	297	—	—	—	297
Equity based compensation	—	—	—	327	—	—	327
Restricted Share Units release	15,160	—	—	(51)	—	—	(51)
Shareholder dividends ($0.18 per share)	—	—	—	—	(1,133)	—	(1,133)
Net income (loss)	—	—	—	—	(2,411)	—	(2,411)
Other comprehensive income (loss)	—	—	—	—	—	5,633	5,633
Balance at September 30, 2024	6,110,449	$6	$1,426	$123,697	$(49,930)	$32,719	$107,918

See accompanying notes to the unaudited condensed consolidated financial statements.

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(21,075)	$(2,411)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net realized (gains) losses on investments	2,697	(1,192)
Net realized (gains) losses on foreign currency	(33)	6
Net change in unrealized (gains) losses on investments	(11,216)	(1,877)
Net change in unrealized (gains) losses on foreign currency	—	16
Change in fair value of debt obligation	(1,339)	(21)
Payment in-kind interest	181	(984)
Equity investment earnings	(805)	(241)
Amortization of debt issuance costs	377	266
Amortization of deferred acquisition costs	2,389	1,600
Amortization of intangible assets	3,103	1,446
Impairment of intangible assets	7,968	—
Net amortization of premiums and accretion of discounts on investments	216	(750)
Equity based compensation	1,969	275
Increase (decrease) in estimated credit losses	(360)	2,041
Gain on reverse acquisition of business	(4,457)	—
(Increase) decrease in operating assets:
Due from related parties	—	—
Reinsurance recoverable	7,939	(1,786)
Change in deferred acquisition costs	(3,393)	(2,358)
Distributions from equity method investments	1,314	1,489
Other assets	(1,046)	(1,046)
Other assets of consolidated VIEs	519	(213)
Purchases of investments by consolidated VIEs	(66,073)	(80,663)
Proceeds from sale of investments by consolidated VIEs	61,074	72,769
Increase (decrease) in operating liabilities:
Due to related parties	(2,182)	2,522
Future policy benefits	(18,527)	(9,817)
Interest sensitive contract liabilities	11,969	11,070
Funds held under reinsurance contracts	3,698	5,751
Accrued expenses and other liabilities	(547)	(17,758)
Net cash used in operating activities	$(25,640)	$(21,866)

Investing Activities
Purchases of investments	$(218,720)	$(229,196)
Proceeds received from reverse acquisition of business	36,794	—
Proceeds from sales and repayments of investments	252,944	207,019
Net cash provided by (used in) investing activities	$71,018	$(22,177)

Financing Activities
Shareholder dividends	$(1,236)	$(1,133)
Repurchase of common shares	(1,434)	—
Proceeds from borrowings of asset management business	—	18,752
Repayments of borrowings of asset management business	(2,000)	(16,413)
Proceeds from borrowings of insurance business	3,000	—
Deposits on investment-type policies and contracts	42,996	72,818
Withdrawals on investment-type policies and contracts	(26,592)	(7,073)
Net cash provided by (used in) financing activities	$14,734	$66,951

	Nine Months Ended September 30,
(in thousands)	2025	2024

Net increase (decrease) in cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs	60,112	22,908
Cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs, beginning of the period	101,703	90,221
Cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs, end of period	$161,815	$113,129

Cash, cash equivalents, restricted cash and cash and cash equivalents of consolidated VIEs
Asset Management
Cash and cash equivalents	22,283	2,119
Total Asset Management	22,283	2,119
Insurance Solutions
Cash and cash equivalents	108,242	84,313
Restricted cash	9,967	6,820
Cash and cash equivalents of consolidated VIEs	21,323	19,877
Total Insurance Solutions	139,532	111,010
Total cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs	$161,815	$113,129

Supplemental disclosures of cash flow information
Interest received	61,284	66,883
Interest paid	6,410	4,504
Dividends received	1,085	1,445
Income taxes paid	256	178

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Cashless repayment on borrowings	—	13,636
Issuance of common shares for vested Restricted Share Units	2,461	238
Issuance of common shares for investment purchases	52,682	—
Issuance of common shares for share based compensation	45	—
See accompanying notes to the unaudited condensed consolidated financial statements.

MOUNT LOGAN CAPITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All amounts in thousands, except share and per share data, and except where noted)
Note 1. Organization
Unless the context otherwise requires all references to the “Company,” “Mount Logan,” or “we” refer to (i) Mount Logan Capital Inc. (formerly, Yukon New Parent, Inc.), a Delaware corporation on or after September 12, 2025, and (ii) Mount Logan Capital Inc., an insurance company and asset manager organized under the laws of the Province of Ontario (“Legacy Mount Logan”) prior to September 12, 2025.
Mount Logan, together with its consolidated subsidiaries is a diversified alternative asset management and insurance solutions platform. Our mission is to provide our investors access to a diversified and differentiated set of private market investment solutions to address their capital needs. Mount Logan conducts its business primarily in the United States through its two business segments: Asset Management and Insurance Solutions. Our Asset Management segment is conducted by Mount Logan Management LLC (“ML Management”), our SEC-registered investment adviser, manages a significant portion of our Assets Under Management (“AUM”) across our various managed funds supported by permanent and semi-permanent capital bases. Management also directly manages the capital of our wholly-owned insurance company, Ability Insurance Company (“Ability”), for the benefit of policyholders. The Company’s Insurance Solutions segment is conducted by Ability, a Nebraska domiciled insurer, specializes in reinsuring annuity products for the increasing number of individuals seeking to fund retirement needs and represents all of our insurance solutions operations.

On September 12, 2025 (the “Closing Date”), the Company completed a business combination pursuant to an Agreement and Plan of Merger, dated as of January 16, 2025 and amended as of July 6, 2025 and August 17, 2025 (the “Merger Agreement”) among the Company (formerly, Yukon New Parent, Inc.), Legacy Mount Logan, and 180 Degree Capital Corp. (“TURN”), a New York corporation that was registered as a closed-end investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), Polar Merger Sub, Inc., a corporation organized under the laws of the State of New York and wholly owned subsidiary of the Company (“TURN Merger Sub”), and Moose Merger Sub, LLC, a limited liability company formed under the laws of the State of Delaware and a wholly owned subsidiary of the Company (“MLC Merger Sub”) wherein (i) TURN Merger Sub. merged with and into TURN, with TURN surviving as a wholly owned subsidiary of the Company, and (ii) MLC Merger Sub merged with and into Legacy Mount Logan, with Legacy Mount Logan surviving as a wholly owned subsidiary of the Company (collectively, the “Business Combination”). Following the completion of the Business Combination, the Company changed its name to “Mount Logan Capital Inc.” and became a Nasdaq-traded public company. The Business Combination was accounted for as a reverse acquisition, with Legacy Mount Logan identified as the accounting acquirer, but the legal acquiree. Accordingly, our condensed consolidated financial statements present the historical results of Legacy Mount Logan prior to September 12, 2025, and those of the combined company subsequent to that date. Refer to Note 3. Business combinations for more information about the reverse acquisition and the financial reporting impacts.

Note 2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements (“Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain disclosures included in the annual audited Consolidated Financial Statements have been condensed or omitted as they are not required for interim Condensed Consolidated Financial Statements. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These Condensed Consolidated Financial Statements should be read in conjunction with the annual audited Consolidated Financial Statements included in the proxy statement/prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (File No. 333-286043) on July 11, 2025.

The Condensed Consolidated Financial Statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s condensed consolidated statements of operations and condensed consolidated statements of financial position for the periods presented.
The results of the Company and its subsidiaries are presented on a consolidated basis. All intercompany transactions and balances are eliminated on consolidation.

The Company's Asset Management and Insurance Solutions segments possess distinct characteristics, and as a result are presented separately from each other. The Company believes that separate presentation provides a more informative view of the Company’s consolidated financial position and results of operations than an aggregated presentation and that reporting insurance solutions separately is appropriate given, among other factors, the relative significance of Ability's policy liabilities, which do not provide recourse to the remaining assets of Mount Logan.
The summary of the significant accounting policies includes a section for common accounting policies and an accounting policy section for each of the two operating segments when a policy is specific to one operating segment and not the other. Unless otherwise specified, the significant accounting policy applies to both segments.
The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid per share and all references to share quantities of the Company have been retrospectively adjusted to reflect the Company’s existing capital structure post merger with TURN. Refer to Note 3. Business combinations for further detail.
Due to rounding, numbers presented throughout these Condensed Consolidated Financial Statements may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

Recently adopted accounting pronouncements
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which clarifies how an entity determines whether a profits interest or similar award (hereafter a “profits interest award”) is (1) within the scope of FASB ASC 718, Share-Based Payments, or (2) not a share-based payment arrangement and therefore within the scope of other guidance. This ASU is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company adopted this accounting standard effective January 1, 2025 and its adoption on a prospective basis did not have an impact on the Condensed Consolidated Financial Statements.
Recently issued accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires additional quantitative and qualitative income tax disclosures to allow readers of the financial statements to assess how the Company’s operations, related tax risks and tax planning affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this ASU will have on its Condensed Consolidated Financial Statements.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements. This ASU contains amendments to the Codification that remove references to various FASB Concepts Statements. The effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance and other minor improvements. While the amendments are not expected to result in significant changes for most entities, the FASB provided transition guidance since some entities could be affected. This ASU will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has determined that the ASU will not have a material impact on its Condensed Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. This ASU requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU requires presentation in a tabular format of each pertinent expense category on the face of the income statement, such as employee compensation, depreciation, amortization of intangible assets, and other applicable expenses. This ASU will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption of the ASU is permitted, including adoption in any interim period for which financial statements have not been issued. The Company is currently evaluating the impact of adopting this ASU on its Condensed Consolidated Financial Statements.
In May 2025, the FASB issued ASU 2025–03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025–03”). This ASU requires an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business to consider factors to determine which entity is the accounting acquirer. When considering those factors, the reporting entity may determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition. The update will be effective for annual periods (and interim periods in annual reporting periods) beginning after December 15, 2026. The Company is currently evaluating the impact of adopting this ASU on its Condensed Consolidated Financial Statements.
Note 3. Business combinations
Acquisition of 180 Degree Capital
On the Closing Date, the Company consummated the Business Combination pursuant to the Merger Agreement, by and among the Company, Legacy Mount Logan, TURN, TURN Merger Sub, and MLC Merger Sub. In accordance with the Merger Agreement, the Company was formed as a holding company to effectuate the mergers. TURN Merger Sub merged with and into TURN (the “TURN Merger”), with TURN continuing as the surviving company and a wholly-owned subsidiary of the Company, and MLC Merger Sub merged with and into Legacy Mount Logan, (the “MLC Merger” and, together with the TURN Merger, the “Mergers”), with Legacy Mount Logan continuing as the surviving company and a wholly-owned subsidiary of the Company. As a result of the Business Combination, the Company changed its name from “Yukon New Parent Inc.” to “Mount Logan Capital Inc.” and its common stock commenced trading on Nasdaq Capital Market under the symbol “MLCI” on September 15, 2025.

Prior to the closing of the Business Combination, to facilitate the Mergers, Legacy Mount Logan, completed a domestication process where it redomiciled from Canada to the United States. The domestication did not result in any interruption of business or change in ownership for Legacy Mount Logan’s shareholders.

Following the closing of the Business Combination, former Legacy Mount Logan shareholders and former TURN shareholders and owned approximately 56% and 44%, respectively, of the combined company. All outstanding Legacy Mount Logan and TURN shares were converted into the right to receive shares of the Company common stock at fixed exchange ratios, resulting in approximately 13 million shares of the Company’s common stock outstanding, of which approximately 7.3 million shares and 5.7 million shares were issued to former Legacy Mount Logan shareholders and former TURN shareholders, respectively. TURN’s common shares were delisted from Nasdaq Global Market and TURN deregistered under the Investment Company Act. Legacy Mount Logan’s common shares were delisted from Cboe Canada.

The Company amended its certificate of incorporation and bylaws to align with governance and regulatory standards applicable to a United States publicly traded corporation, reflecting its transition from a Canadian public entity. In addition, the Company adopted the Mount Logan Capital Inc. 2025 Omnibus Incentive Plan (as described in Note 20. Equity based compensation). Furthermore, all Legacy Mount Logan warrants outstanding as of the Closing Date were assumed by the Company and became exercisable for Company common stock.

The transaction was accounted for as a reverse acquisition with Legacy Mount Logan, a legal acquiree, as the accounting acquirer. This determination was based on the relative voting rights, board composition, and management of the combined company, as well as other relevant factors. Retained earnings, historical operations and accumulated other comprehensive income (loss) reflect those of Legacy Mount Logan for the period prior to the closing of the Business Combination. The Company’s historical common shares outstanding, shareholders’ equity and earnings per share, have been retrospectively adjusted based on the Company’s existing capital structure.

The purchase price of $46.8 million was calculated using Legacy Mount Logan’s share price and the number of shares Legacy Mount Logan would have had to issue in order to give TURN’s former shareholders the percentage ownership of Legacy Mount Logan that they had of the Company as of the Closing Date. The acquired net assets consisted of cash of $36.8 million, investments of $15 million, and liabilities of $0.6 million, all initially recorded at fair value. The investments were predominantly composed of equity securities which are recorded at fair value on a recurring basis with changes in fair value recognized in the consolidated statement of operations. As the fair value of TURN’s identifiable net assets exceeded the purchase price, the Company recognized a gain of $4.5 million in “Gain on acquisition” on the condensed consolidated statements of operations. The Company incurred $10.3 million in transaction-related costs, including legal, advisory, and other professional fees. All transaction costs were recognized as expenses within “Transaction costs” on the consolidated statement of operations. The assets and operations of TURN are included in the Company’s Asset Management segment.

The Company issued $5.7 million shares of its common stock to TURN shareholders in connection with the Business Combination, which represented 44.0% of the voting interests in the Company upon completion of the Business Combination. In accordance with FASB ASC 805-40-30-2, the purchase price in a reverse acquisition is determined based on the number of equity interests the legal acquiree would have had to issue to give the owners of the legal acquirer the same percentage equity interest in the combined entity that results from the reverse acquisition.

The table below summarizes the hypothetical number of shares as of September 12, 2025 that Legacy Mount Logan would have to issue to give TURN owners the same percentage ownerships in the combined company.

	Hypothetical Legacy Mount Logan Ownership
	Number of Legacy Mount Logan shares outstanding	Percentage Ownership
Legacy Mount Logan shareholders	30,960,503	56%
TURN shareholders	23,886,447	44%
Total	54,846,950	100%

The purchase price is calculated based on the number of hypothetical shares of Legacy Mount Logan common stock issued to TURN shareholders multiplied by the share price as demonstrated in the table below (dollars in thousands except for the market price per share).

Number of hypothetical Legacy Mount Logan shares issued to TURN shareholders	23,886,447
Legacy Mount Logan market price per share as of September 12, 2025	$1.95
Purchase price determination of hypothetical Legacy Mount Logan shares issued to TURN shareholders	$46,579
Other deal adjustments for expenses incurred	233
Purchase price consideration	$46,812

Note 4. Net gains (losses) from investment activities
The table below summarizes the net gains (losses) from investment activities:

For the three months ended September 30,	2025				2024
	Net realized gains (losses)	Net unrealized gains (losses)	Credit releases (losses)	Total	Net realized gains (losses)	Net unrealized gains (losses)	Credit releases (losses)	Total
Asset Management
Equity securities	$299	$1,041	$—	$1,340	$62	$(315)	$—	$(253)
Derivatives	—	2	—	2	—	—	—	—
Debt obligation	—	—	—	—	—	281	—	281
Net gains (losses) from investment activities — Asset Management	$299	$1,043	$—	$1,342	$62	$(34)	$—	$28

Insurance Solutions
Debt securities:
U.S. state, territories and municipalities	$—	$13	$—	$13	$—	$7	$—	$7
Other government and agency	—	208	—	208	—	183	—	183
Corporate	(706)	3,645	—	2,939	—	6,589	—	6,589
Asset and mortgage- backed securities	(361)	478	—	117	(222)	(156)	—	(378)
Corporate loans	—	(96)	—	(96)	156	(276)	—	(120)
Mortgage loans	—	—	544	544	—	—	(1,361)	(1,361)
Equity securities	—	(24)	—	(24)	—	122	—	122
Other invested assets	—	40	34	74	7	10	180	197
Net gains (losses) from investment activities — Insurance Solutions	$(1,067)	$4,264	$578	$3,775	$(59)	$6,479	$(1,181)	$5,239
Investments of consolidated VIEs	73	(1,405)	—	(1,332)	346	(977)	—	(631)
Net gains (losses) from investment activities — Insurance Solutions including consolidated VIEs	$(994)	$2,859	$578	$2,443	$287	$5,502	$(1,181)	$4,608

For the nine months ended September 30,	2025				2024
	Net realized gains (losses)	Net unrealized gains (losses)	Credit releases (losses)	Total	Net realized gains (losses)	Net unrealized gains (losses)	Credit releases (losses)	Total
Asset Management
Equity securities	$380	$1,329	$—	$1,709	$207	$(1,314)	$—	$(1,107)
Derivatives	—	2	—	2	—	—	—	—
Debt obligation	—	1,339	—	1,339	—	21	—	21
Net gains (losses) from investment activities — Asset Management	$380	$2,670	$—	$3,050	$207	$(1,293)	$—	$(1,086)

Insurance Solutions
Debt securities:
U.S. state, territories and municipalities	$(4)	$75	$—	$71	$(5)	$36	$—	$31
Other government and agency	—	205	—	205	—	143	—	143
Corporate	(1,773)	5,881	—	4,108	—	2,491	—	2,491
Asset and mortgage- backed securities	(613)	294	—	(319)	(142)	3,117	—	2,975
Corporate loans	—	1,330	—	1,330	177	(996)	—	(819)
Mortgage loans	—	—	260	260	—	—	(2,586)	(2,586)
Equity securities	(246)	74	—	(172)	(3)	434	—	431
Other invested assets	(755)	4,257	100	3,602	7	(46)	545	506
Net gains (losses) from investment activities — Insurance Solutions	$(3,391)	$12,116	$360	$9,085	$34	$5,179	$(2,041)	$3,172
Investments of consolidated VIEs	310	(2,194)	—	(1,884)	945	(2,004)	—	(1,059)
Net gains (losses) from investment activities — Insurance Solutions including consolidated VIEs	$(3,081)	$9,922	$360	$7,201	$979	$3,175	$(2,041)	$2,113

Note 5. Net investment income
Net investment income for the Insurance Solutions segment is comprised primarily of Interest income and Dividend income from common and preferred stock. The table below summarizes Net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Debt securities	$11,014	$12,645	$33,618	$37,203
Corporate loans	1,707	3,901	10,622	10,222
Derivatives	1,873	—	(1,044)	—
Mortgage loans	2,320	1,845	7,054	6,257
Equity securities	142	294	536	1,573
Other	381	940	1,118	2,495
Gross investment income:	$17,437	$19,625	$51,904	$57,750
Less:
Investment expenses	(445)	(212)	(3,283)	(1,937)
Net investment income	$16,992	$19,413	$48,621	$55,813
Investment income of consolidated VIEs	$4,129	$4,388	$11,863	$13,459
Net investment income — Insurance Solutions, including consolidated VIEs	$21,121	$23,801	$60,484	$69,272
Note 6. Investments
The following table outlines the carrying value of the Company’s investments:

As of	September 30, 2025	December 31, 2024
Asset Management
Corporate loans	$13,287	$13,287
Equity securities	20,351	2,276
Equity method	5,298	5,807
Derivatives	13	—
Other invested assets	73	—
Total investments - Asset Management	$39,022	$21,370

Insurance Solutions
Debt securities	$610,074	$615,460
Corporate loans	133,955	114,735
Mortgage loans	150,494	147,640
Equity securities	7,752	16,404
Other invested assets	21,706	21,317
Total investments - Insurance Solutions	923,981	915,556
Corporate loans of consolidated VIEs	129,166	125,757
Equity securities of consolidated VIEs	895	141
Total investments - Insurance Solutions, including consolidated VIEs	1,054,042	1,041,454
Total investments	$1,093,064	$1,062,824

Financial assets
The following tables summarize the measurement categories of financial assets held by the Company as of September 30, 2025, and December 31, 2024:

As of September 30, 2025	Fair value	Amortized cost	Fair value option	Total
Financial assets
Asset Management
Corporate loans	$—	$13,287	$—	$13,287
Equity securities	20,351	—	—	20,351
Derivatives	13	—	—	13
Other invested assets	73	—	—	73
Total financial assets — Asset Management¹	$20,437	$13,287	$—	$33,724

Insurance Solutions
Debt securities:
U.S. government and agency	10,376	—	—	10,376
U.S. state, territories and municipalities	3,425	—	1,943	5,368
Other government and agency	—	—	2,568	2,568
Corporate	161,677	—	105,591	267,268
Asset and mortgage-backed securities	203,680	—	120,814	324,494
Corporate loans	—	—	133,955	133,955
Mortgage loans	—	150,494	—	150,494
Equity securities	7,752	—	—	7,752
Other invested assets²	4,721	16,985	—	21,706
Total financial assets — Insurance Solutions	$391,631	$167,479	$364,871	$923,981
Corporate loans of consolidated VIEs	—	—	129,166	129,166
Equity securities of consolidated VIEs	895	—	—	895
Total financial assets — Insurance Solutions, including consolidated VIEs	392,526	167,479	494,037	1,054,042
Total financial assets	$412,963	$180,766	$494,037	$1,087,766

_______________
(1)The MLC US Holdings Credit Facility (as hereinafter defined) is collateralized by assets held by MLC US Holdings, including assets totaling $30.1 million as of September 30, 2025.
(2)Other invested assets primarily include structured securities and loan receivables.

As of December 31, 2024	Fair value	Amortized cost	Fair value option	Total
Financial assets
Asset Management
Corporate loans	$—	$13,287	$—	$13,287
Equity securities	2,276	—	—	2,276
Total financial assets — Asset Management¹	$2,276	$13,287	$—	$15,563
Insurance Solutions
Debt securities:
U.S. government and agency	$8,075	$—	$—	$8,075
U.S. state, territories and municipalities	$3,370	$—	$1,882	$5,252
Other government and agency	—	—	2,369	2,369
Corporate	119,895	—	106,354	226,249
Asset and mortgage-backed securities	253,935	—	119,581	373,516
Corporate loans	—	—	114,734	114,734
Mortgage loans	—	147,640	—	147,640
Equity securities	16,404	—	—	16,404
Other invested assets²	3,632	16,742	943	21,317
Total financial assets — Insurance Solutions	$405,311	$164,382	$345,863	$915,556
Corporate loans of consolidated VIEs	—	—	125,757	125,757
Equity securities of consolidated VIEs	141	—	—	141
Total financial assets — Insurance Solutions, including consolidated VIEs	405,452	164,382	471,620	1,041,454
Total financial assets	$407,728	$177,669	$471,620	$1,057,017
_______________
(1)The MLC US Holdings Credit Facility (as hereinafter defined) is collateralized by assets held by MLC US Holdings, including assets totaling $31.2 million as of December 31, 2024.
(2)Other invested assets primarily include structured securities and loan receivables.
Available-for-sale – Insurance Solutions
The following table represents the cost or amortized cost, gross unrealized gains, gross unrealized losses, and fair value of available-for-sale (“AFS”) investments by asset type:

As of September 30, 2025	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value(1)
Insurance Solutions
Debt securities:
U.S. government and agency	$10,604	$133	$(361)	$10,376
U.S. state, territories and municipalities	4,173	—	(749)	3,424
Corporate	172,383	1,746	(12,451)	161,678
Asset and mortgage-backed securities	205,258	2,626	(4,204)	203,680
Other invested assets	5,348	—	(1,874)	3,474
Total AFS — Insurance Solutions	$397,766	$4,505	$(19,639)	$382,632

As of December 31, 2024	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value¹
Insurance Solutions
Debt securities:
U.S. government and agency	$8,627	$13	$(565)	$8,075
U.S. state, territories and municipalities	4,268	—	(898)	3,370
Corporate	133,527	1,196	(14,827)	119,896
Asset and mortgage-backed securities	258,482	2,089	(6,637)	253,934
Other invested assets	5,321	—	(1,689)	3,632
Total AFS — Insurance Solutions	$410,225	$3,298	$(24,616)	$388,907
_______________
(1)There is no allowance for credit losses for AFS investments as of September 30, 2025 and December 31, 2024.
The maturity distribution for AFS securities is as follows:

	September 30, 2025
	Cost or amortized cost	Fair value
Due in one year or less	$431	$424
Due after one year through five years	108,415	109,395
Due after five years through ten years	142,204	140,550
Due after ten years	146,716	132,263
Total AFS securities	$397,766	$382,632
Actual maturities can differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The following table provides information about AFS securities for which an allowance for credit losses has not been recorded aggregated by category and length of time that securities have been continuously in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of September 30, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Insurance Solutions
Debt securities:
U.S. government and agency	$1,016	$(34)	$4,917	$(327)	$5,933	$(361)
U.S. state, territories and municipalities	—	—	3,425	(749)	3,425	(749)
Corporate	32,243	(349)	46,305	(12,102)	78,548	(12,451)
Asset and mortgage-backed securities	20,772	(173)	60,299	(4,031)	81,071	(4,204)
Other invested assets	—	—	3,475	(1,874)	3,475	(1,874)
Total AFS securities in a continuous loss position	$54,031	$(556)	$118,421	$(19,083)	$172,452	$(19,639)

	Less than 12 months		12 months or more		Total
As of December 31, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Insurance Solutions
Debt securities:
U.S. government and agency	$983	$(50)	$4,725	$(515)	$5,708	$(565)
U.S. state, territories and municipalities	—	—	3,370	(898)	3,370	(898)
Corporate	31,867	(629)	48,706	(14,199)	80,573	(14,828)
Asset and mortgage-backed securities	50,961	(1,405)	91,990	(5,231)	142,951	(6,636)
Other invested assets	—	—	3,632	(1,689)	3,632	(1,689)
Total AFS securities in a continuous loss position	$83,811	$(2,084)	$152,423	$(22,532)	$236,234	$(24,616)

Unrealized gains and losses can arise from changes in interest rates or other factors, including changes in credit spreads. The Company had gross unrealized losses on below investment grade AFS securities of $4.3 million and $4.5 million as of September 30, 2025 and December 31, 2024, respectively. The single largest unrealized loss on AFS securities was $1.3 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively. The Company had 296 and 359 positions in an unrealized loss position as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, AFS securities in an unrealized loss position for 12 months or more consisted of 197 and 216 debt securities, respectively. These debt securities primarily relate to Corporate and U.S. state, municipal and political subdivisions securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these debt securities since the Company neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data, and industry analyst reports.
Mortgage and corporate loans carried at amortized cost
Mortgage and corporate loans consist of the following:

	September 30, 2025	December 31, 2024
Asset Management
Corporate loans	$13,586	$13,586
Total corporate loans	13,586	13,586
Allowance for credit losses	(299)	(299)
Total corporate loans, net of allowance for credit losses	$13,287	$13,287

Insurance Solutions
Commercial real estate mortgage loans	$57,676	$60,429
Multi-family mortgage loans	98,537	93,186
Other invested assets - corporate loans	17,964	17,820
Total mortgage and corporate loans	$174,177	$171,435
Allowance for credit losses	(6,698)	(7,053)
Total mortgage and other invested assets - corporate loans, net of allowance for credit losses	$167,479	$164,382
The maturity distribution for commercial real estate, multi-family mortgage loans and corporate loans were as follows as of September 30, 2025:

Asset Management	Corporate loans
Remainder of 2025	$—
2026	—
2027	—
2028	—
2029	—
2030 and thereafter	13,586
Total	$13,586

Insurance Solutions	Commercial real estate mortgage loans	Multi-family mortgage loans	Other invested assets - corporate loans	Total loans
Remainder of 2025	$10,167	$9,715	$—	$19,882
2026	33,354	59,802	—	93,156
2027	9,299	13,801	—	23,100
2028	4,856	15,219	—	20,075
2029	—	—	—	—
2030 and thereafter	—	—	17,964	17,964
Total	$57,676	$98,537	$17,964	$174,177
Actual maturities could differ from contractual maturities, because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.
The carrying value by credit risk and loan type were as follows:

Asset Management
Loans – carrying value by credit risk	September 30, 2025		December 31, 2024
Level 1	$13,586	100%	$13,586	100%
Level 2	—	—%	—	—%
Level 3	—	—%	—	—%
Level 4	—	—%	—	—%
Level 5	—	—%	—	—%
Total by credit risk	$13,586	100%	$13,586	100%

Asset Management
Loans – carrying value by loan type	September 30, 2025		December 31, 2024
Corporate loans	$13,586	100%	$13,586	100%
Total by loan type	$13,586	100%	$13,586	100%

Insurance Solutions
Loans – carrying value by credit risk	September 30, 2025		December 31, 2024
Level 1	$22,819	13.1%	$22,731	13.3%
Level 2	85,079	48.8%	83,448	48.6%
Level 3	7,719	4.4%	6,997	4.1%
Level 4	—	—%	—	—%
Level 5	58,560	33.6%	58,259	34.0%
Total by credit risk	$174,177	100%	$171,435	100%

Insurance Solutions
Loans – carrying value by loan type	September 30, 2025		December 31, 2024
Commercial real estate mortgage loans	$57,676	33.1%	$60,429	35.2%
Multi-family mortgage loans	98,537	56.5%	93,186	54.4%
Other invested assets - corporate loans	17,964	10.3%	17,820	10.4%
Total by loan type	$174,177	100%	$171,435	100%

The following tables summarizes the activity related to the allowance for credit losses for the nine months ended September 30, 2025 and 2024:

Asset Management	Corporate loans	Total loans
Balance, December 31, 2024	$299	$299
Charge-offs	—	—
Recoveries	—	—
Provision for credit losses	—	—
Balance, September 30, 2025	$299	$299

Insurance Solutions	Commercial real estate mortgage loans	Multi-family mortgage loans	Corporate loans	Total loans
Balance, December 31, 2024	$2,615	$3,360	$1,078	$7,053
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	(293)	38	(100)	(355)
Balance, September 30, 2025	$2,322	$3,398	$978	$6,698

Asset Management	Corporate loans	Total loans
Balance, December 31, 2023	$299	$299
Charge-offs	—	—
Recoveries	—	—
Provision for credit losses	—	—
Balance, September 30, 2024	$299	$299

Insurance Solutions	Commercial real estate mortgage loans	Multi-family mortgage loans	Corporate loans	Total loans
Balance, December 31, 2023	$632	$620	$1,541	$2,793
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	1,527	895	(545)	1,877
Balance, September 30, 2024	$2,159	$1,515	$996	$4,670

The following tables present an analysis of past-due loans:

	September 30, 2025
Asset Management	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due	Nonaccrual loans		Current loans		Total loans
Corporate loans	$—	$—	$—	$—		$13,586		$13,586
Total corporate loans	$—	$—	$—	$—		$13,586		$13,586

	September 30, 2025
Insurance Solutions	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due	Nonaccrual loans		Current loans		Total loans
Commercial real estate mortgage loans	$—	$—	$—	$14,246	$—	$43,430	$—	$57,676
Multi-family mortgage loans	—	—	—	8,987	—	89,550	—	98,537
Other invested assets - corporate loans	—	—	—	—	—	17,964	—	17,964
Total mortgage and other invested assets - corporate loans	$—	$—	$—	$23,233		$150,944		$174,177

	December 31, 2024
Asset Management	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due	Nonaccrual loans	Current loans	Total loans
Corporate loans	$—	$—	$—	$—	$13,586	$13,586
Total corporate loans	$—	$—	$—	$—	$13,586	$13,586

	December 31, 2024
Insurance Solutions	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due	Nonaccrual loans	Current loans	Total loans
Commercial real estate mortgage loans	$—	$—	$—	$10,799	$49,630	$60,429
Multi-family mortgage loans	—	—	—	10,969	82,217	93,186
Other invested assets - corporate loans	—	—	—	—	17,820	17,820
Total mortgage and other invested assets - corporate loans	$—	$—	$—	$21,768	$149,667	$171,435
The Company designates individually evaluated loans on nonaccrual status as collateral-dependent loans, as well as other loans that management of the Company designates as having higher risk. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses.

The following represents total nonaccrual loans:

	September 30, 2025
Insurance Solutions	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans
Commercial real estate mortgage loans	$3,447	$10,799	$14,246
Multi-family mortgage loans	—	8,987	8,987
Other invested assets - corporate loans	—	—	—
Total loans	$3,447	$19,786	$23,233

	December 31, 2024
Insurance Solutions	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans
Commercial real estate mortgage loans	$—	$10,799	$10,799
Multi-family mortgage loans	—	10,969	10,969
Other invested assets - corporate loans	—	—	—
Total loans	$—	$21,768	$21,768
The following represents accrued interest receivables written off:

As of	September 30, 2025	December 31, 2024
Insurance Solutions
Commercial real estate mortgage loans	$—	$1,034
Multi-family mortgage loans	908	—
Other invested assets - corporate loans	—	—
Total accrued interest receivables written off	$908	$1,034

The following table represents the portfolio of mortgage and corporate loans by origination year as of September 30, 2025 and December 31, 2024:

Performance status as of September 30, 2025	2025	2024	2023	2022	2021	Prior	Total
Asset Management
Corporate loans
Level 1	$—	$—	$—	$—	$—	$13,586	$13,586
Level 2	—	—	—	—	—	—	—
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	—	—
Total corporate loans	$—	$—	$—	$—	$—	$13,586	$13,586
Insurance Solutions
Commercial real estate loans
Level 1	$—	$—	$4,856	$—	$—	$—	$4,856
Level 2	—	5,220	12,658	10,840	3,460	—	32,178
Level 3	—	—	—	—	4,482	—	4,482
Level 4	—	—	—	—	—	—	—
Level 5	—	6,720	4,079	1,914	—	3,447	16,160
Total commercial real estate loans	—	11,940	21,593	12,754	7,942	3,447	57,676
Multi-family loans
Level 1	—	—	—	—	—	—	—
Level 2	11,982	23,572	7,631	—	9,715	—	52,900
Level 3	3,237	—	—	—	—	—	3,237
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	8,714	21,829	11,857	42,400
Total multi-family loans	15,219	23,572	7,631	8,714	31,544	11,857	98,537
Other invested assets - corporate loans
Level 1	144	48	596	74	17,102	—	17,964
Level 2	—	—	—	—	—	—	—
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	—	—
Total other invested assets - corporate loans	144	48	596	74	17,102	—	17,964
Total mortgage and corporate loans	$15,363	$35,560	$29,820	$21,542	$56,588	$15,304	$174,177

Performance status as of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Asset Management
Corporate loans
Level 1	$—	$—	$—	$—	$13,586	$—	$13,586
Level 2	—	—	—	—	—	—	—
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	—	—
Total corporate loans	$—	$—	$—	$—	$13,586	$—	$13,586
Insurance Solutions
Commercial real estate loans
Level 1	$—	$4,910	$—	$—	$—	$—	$4,910
Level 2	4,000	15,416	11,800	3,661	—	—	34,877
Level 3	—	—	—	4,482	—	—	4,482
Level 4	—	—	—	—	—	—	—
Level 5	6,720	4,079	1,914	—	—	3,447	16,160
Total commercial real estate loans	10,720	24,405	13,714	8,143	—	3,447	60,429
Multi-family loans
Level 1	—	—	—	—	—	—	—
Level 2	33,389	5,469	—	9,715	—	—	48,573
Level 3	—	—	2,515	—	—	—	2,515
Level 4	—	—	—	—	—	—	—
Level 5	—	—	8,714	21,782	11,602	—	42,098
Total multi-family loans	33,389	5,469	11,229	31,497	11,602	—	93,186
Other invested assets - corporate loans
Level 1	48	596	74	17,102	—	—	17,820
Level 2	—	—	—	—	—	—	—
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	—	—
Total other invested assets - corporate loans	48	596	74	17,102	—	—	17,820
Total mortgage and corporate loans	$44,157	$30,470	$25,017	$56,742	$11,602	$3,447	$171,435
The following represents the carrying value of collateral-dependent loans of the Company as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Commercial real estate mortgage loans	$12,112	$10,799
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included under the line item entitled “Accrued expenses and other liabilities” on the Condensed Consolidated Statements of Financial Position. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The unfunded off-balance sheet credit line commitments for corporate loans accounted for as held for investments (“HFI”) was $1.4 million for Asset Management and $3.3 million for Insurance Solutions as of September 30, 2025 (December 31, 2024: $1.4 million and $4.7 million, for Asset Management and Insurance Solutions, respectively)
The liability for credit losses on off-balance sheet credit exposures for these loans included in Accrued expenses and other liabilities was less than $0.1 million for Insurance Solutions as of both September 30, 2025 and December 31, 2024. Refer to Note 24. Commitments and contingencies for additional information of the Company’s investment commitments.

Note 7. Derivatives
The Company uses derivative instruments to manage interest rate risk. See Note 9. Fair value measurements for information about the fair value hierarchy for derivatives.
The following table presents the notional amount and fair value of freestanding derivative instruments:

	September 30, 2025			December 31, 2024
	Notional amount	Assets	Liabilities	Notional amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$187,000	$45	$—	$187,000	$—	$5,192
Derivatives designated as hedges
Cash flow hedges
The Company uses interest rate swaps to convert floating-rate interest receipts to fixed-rate interest receipts to reduce exposure to interest rate changes. The interest rate swaps will expire by October 2036. During the nine months ended September 30, 2025, the Company reported gain of $0.5 million in Other Comprehensive Income (“OCI”) associated with these hedges. There were no amounts deemed ineffective during the nine months ended September 30, 2025. As of September 30, 2025, less than $0.1 million is expected to be reclassified into income as part of earnings within the next 12 months.
Embedded derivatives
The Company has embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance agreements structured on a modified coinsurance (“Modco”) or funds withheld basis. The fair value of the embedded derivative liability is $28.3 million and $34.8 million as of September 30, 2025 and December 31, 2024, respectively.
Credit risk
The Company may be exposed to credit-related losses in the event of counterparty nonperformance on derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is the fair value at the reporting date less any collateral received from the counterparty.
The Company manages credit risk related to derivatives by entering into transactions with creditworthy counterparties. Where possible, the Company maintains collateral arrangements and uses master netting agreements that provide for a single net payment from one counterparty to another at each due date and upon termination. The Company has also established counterparty exposure limits, where possible, in order to evaluate if there is sufficient collateral to support the net exposure. Collateral arrangements typically require the posting of collateral in connection with its derivative instruments. Collateral agreements often contain posting thresholds, some of which may vary depending on the posting party’s financial strength ratings.
There is no difference between the current presentation of the fair value of the interest rate swaps and the presentation of fair value of the interest rate swaps after the application of any right of offset, as of September 30, 2025.
Note 8. Variable interest entities
Consolidated variable interest entities (“VIEs”) include collateralized loan obligations (“CLOs”) managed by the Company. The assets of consolidated VIEs are not available to creditors of the Company, and the investors in these consolidated VIEs have no recourse against the assets of the Company.

Revenues of consolidated VIEs - Insurance Solutions
The following summarizes the Condensed Consolidated Statements of Operations activity of the consolidated VIEs:

For the Three Months Ended September 30,	2025	2024
Investment income	$4,276	$4,526
Investment expense	(147)	(138)
Net investment income	4,129	4,388
Unrealized gain/(loss) on investments	(1,405)	(977)
Realized gain/(loss) on investments	73	346
Net gains (losses) from investment activities	(1,332)	(631)
Net revenues of consolidated variable interest entities	$2,797	$3,757

For the Nine Months Ended September 30,	2025	2024
Investment income	$12,385	$13,939
Investment expense	(522)	(480)
Net investment income	11,863	13,459
Unrealized gain/(loss) on investments	(2,194)	(2,004)
Realized gain/(loss) on investments	310	945
Net gains (losses) from investment activities	(1,884)	(1,059)
Net revenues of consolidated variable interest entities	$9,979	$12,400
Unconsolidated VIEs
The Company holds variable interests in certain VIEs for which it is not the primary beneficiary. The Company’s variable interests include equity interests, loans, and beneficial interests in CLOs and other entities, which are recorded within “Investments” in the Condensed Consolidated Statements of Financial Position. The following table presents the Company’s maximum exposure to losses relating to these VIEs for which the Company has a variable interest, but is not the primary beneficiary. The Company has exposure beyond the carrying value of its variable interests due to unfunded commitments on loans.

	September 30, 2025		December 31, 2024
	Carrying amount	Maximum exposure to loss	Carrying amount	Maximum Exposure to Loss
Asset Management
Variable interests	$—	$—	$29	$29
Variable interests in related parties	27,173	28,587	21,004	22,417
Total Asset Management	$27,173	$28,587	$21,033	$22,446

Insurance Solutions
Variable interests	$17,300	$17,300	$17,689	$17,689
Variable interests in related parties	16,338	16,338	19,333	19,333
Total Insurance Solutions	$33,638	$33,638	$37,022	$37,022

Total	$60,811	$62,225	$58,055	$59,468
Note 9. Fair value measurements
The following tables summarize the valuation of assets and liabilities measured at fair value by fair value hierarchy. Investments classified as Equity Method for which the Fair Value Option (“FVO”) has not been elected have been excluded from the table below.

	Fair Value Measurements
September 30, 2025	Level 1	Level 2	Level 3	NAV	Total
Financial assets
Asset Management
Equity securities	$14,346	$64	$5,941	$—	$20,351
Derivatives	—	—	13	—	13
Other invested assets	—	—	73	—	73
Total financial assets — Asset Management	14,346	64	6,027	—	20,437
Insurance Solutions
Debt securities:
U.S. government and agency	—	10,376	—	—	10,376
U.S. state, territories and municipalities	—	5,368	—	—	5,368
Other government and agency	—	2,568	—	—	2,568
Corporate	—	262,160	5,108	—	267,268
Asset and mortgage-backed securities	—	305,662	18,832	—	324,494
Corporate loans	—	1,030	132,925	—	133,955
Equity securities	218	2,250	3,347	1,937	7,752
Other invested assets	—	—	4,424	297	4,721
Total financial assets — Insurance Solutions	218	589,414	164,636	2,234	756,502
Corporate loans of consolidated VIEs	—	—	129,166	—	129,166
Equity of consolidated VIEs	—	—	895	—	895
Total financial assets including consolidated VIEs	218	589,414	294,697	2,234	886,563
Derivatives	—	45	—	—	45
Total financial assets	$14,564	$589,523	$300,724	$2,234	$907,045

Financial liabilities
Asset Management
Debt obligations	—	—	132	—	132
Total financial liabilities — Asset Management	—	—	132	—	132
Insurance Solutions
Ceded reinsurance - embedded derivative	—	28,286	—	—	28,286
Interest rate swaps	—	—	—	—	—
Total financial liabilities — Insurance Solutions	—	28,286	—	—	28,286
Total financial liabilities	$—	$28,286	$132	$—	$28,418

	Fair Value Measurements
December 31, 2024	Level 1	Level 2	Level 3	NAV	Total
Financial assets
Asset Management
Equity securities	$1,777	$—	$499	$—	$2,276
Total financial assets — Asset Management	$1,777	$—	$499	$—	$2,276
Insurance Solutions
Debt securities:
U.S. government and agency	$—	$8,075	$—	$—	$8,075
U.S. state, territories and municipalities	—	5,252	—	—	5,252
Other government and agency	—	2,369	—	—	2,369
Corporate	—	226,249	—	—	226,249
Asset and mortgage-backed securities	—	364,875	8,641	—	373,516
Corporate loans	—	—	114,734	—	114,734
Equity securities	310	11,134	2,918	2,042	16,404
Other invested assets	—	—	4,575	—	4,575
Total financial assets — Insurance Solutions	$310	$617,954	$130,868	$2,042	$751,174
Corporate loans of consolidated VIEs	—	—	125,757	—	125,757
Equity securities of consolidated VIEs	—	—	141	—	141
Total financial assets including consolidated VIEs	$310	$617,954	$256,766	$2,042	$877,072
Total financial assets	$2,087	$617,954	$257,265	$2,042	$879,348

Financial liabilities
Asset Management
Debt obligations	$—	$—	$1,471	$—	$1,471
Total financial liabilities — Asset Management	$—	$—	$1,471	$—	$1,471
Insurance Solutions
Ceded reinsurance - embedded derivative	$—	$34,770	$—	$—	$34,770
Interest rate swaps	—	5,192	—	—	5,192
Total financial liabilities — Insurance Solutions	$—	$39,962	$—	$—	$39,962
Total financial liabilities	$—	$39,962	$1,471	$—	$41,433
The availability of observable inputs can vary depending on the financial asset and is affected by a wide variety of factors, including, for example, the type of instrument, whether the instrument has recently been issued, whether the instrument is traded on an active exchange or in the secondary market, and current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires additional judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. The variability and availability of the observable inputs affected by the factors described above may cause transfers between Levels 1, 2, and 3, as discussed further below.

Transfers between level 1 and level 2
The Company records transfers of assets between Level 1 and Level 2 at their fair values at the end of each reporting period. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. During the three and nine months ended September 30, 2025 and September 30, 2024, there were no assets transferred between Level 1 and Level 2.

Transfers between level 1 or 2 and level 3
The Company records transfers of assets between Level 1 or 2 and Level 3 at the end of each reporting period. Assets are transferred into Level 3 when there is a lack of observable valuation inputs.

Conversely, assets are transferred out of Level 3 when valuation inputs become observable. Whether the assets are transferred into Level 1 or 2 will depend on whether the prices are unadjusted and quoted in an active market.

The following tables summarize changes in the Company’s investment portfolio measured and reporting at fair value for which Level 3 inputs were used in determining fair value:

					Net Change in Unrealized Appreciation (Depreciation)
										Change in unrealized gains (losses) included in income on Level 3 assets and liabilities still held	Change in unrealized gains (losses) included in OCI on Level 3 assets and liabilities still held
		Purchases	Sales and repayments	Net realized gain (loss)	Included in income	Included in OCI	Transfer in ¹	Transfer out ¹
Three Months Ended September 30, 2025	Beginning Balance								Ending Balance
Financial assets
Asset Management
Equity securities	$5,849	$945	$(1,322)	$—	$469	$—	$—	$—	$5,941	$468	$—
Derivatives	—	11	—	—	2	—	—	—	13	2	—
Other invested assets	—	73	—	—	—	—	—	—	73	—	—
Total assets — Asset Management	$5,849	$1,029	$(1,322)	$—	$471	$—	$—	$—	$6,027	$470	$—
Insurance Solutions
Debt securities:
Corporate	$5,067	$—	$—	$—	$—	$41	$—	$—	$5,108	$—	$41
Asset and mortgage-backed securities	15,113	—	(232)	—	(7)	335	3,623	—	18,832	—	335
Corporate loans	134,741	633	(29,686)	—	142	—	27,095	—	132,925	139	—
Equity securities	3,000	—	—	—	(19)	—	366	—	3,347	(19)	—
Other invested assets	3,163	—	—	—	860	311	90	—	4,424	859	311
Total assets — Insurance Solutions	161,084	633	(29,918)	—	976	687	31,174	—	164,636	979	687
Equity securities of consolidated VIEs	247	824	(104)	—	(72)	—	—	—	895	(72)	—
Corporate loans of consolidated VIEs	128,805	31,297	(30,037)	73	(972)	—	—	—	129,166	(1,333)	—
Total financial assets including consolidated VIEs - Insurance Solutions	290,136	32,754	(60,059)	73	(68)	687	31,174	—	294,697	(426)	687
Total financial assets	$295,985	$33,783	$(61,381)	$73	$403	$687	$31,174	$—	$300,724	$44	$687

Financial liabilities
Asset Management
Debt obligations	$132	$—	$—	$—	$—	$—	$—	$—	$132	$—	$—
Total financial liabilities — Asset Management	$132	$—	$—	$—	$—	$—	$—	$—	$132	$—	$—

					Net Change in Unrealized Appreciation (Depreciation)
										Change in unrealized gains (losses) included in income on Level 3 assets and liabilities still held	Change in unrealized gains (losses) included in OCI on Level 3 assets and liabilities still held
		Purchases	Sales and repayments	Net realized gain (loss)	Included in income	Included in OCI	Transfer in ¹	Transfer out ¹
Nine Months Ended September 30, 2025	Beginning Balance								Ending Balance
Financial assets
Asset Management
Equity securities	$499	$5,945	$(1,341)	$—	$838	$—	$—	$—	$5,941	$866	$—
Derivatives	—	11	—	—	2	—	—	—	13	2	—
Other invested assets	—	73	—	—	—	—	—	—	73	—	—
Total assets — Asset Management	499	6,029	(1,341)	—	840	—	—	—	6,027	868	—
Insurance Solutions
Debt securities:
Corporate	$—	$—	$—	$—	$—	$108	$5,000	$—	$5,108	$—	$108
Asset and mortgage-backed securities	8,641	—	(761)	—	(8)	485	10,475	—	18,832	—	485
Corporate loans	114,734	17,775	(34,260)	—	1,581	—	33,095	—	132,925	1,568	—
Equity securities	2,918	—	—	—	64	—	365	—	3,347	64	—
Other invested assets	4,575	—	(4,432)	(745)	5,121	(185)	90	—	4,424	943	(185)
Total assets — Insurance Solutions	130,868	17,775	(39,453)	(745)	6,758	408	49,025	—	164,636	2,575	408
Equity securities of consolidated VIEs	141	824	(104)	—	34	—	—	—	895	34	—
Corporate loans of consolidated VIEs	125,757	65,248	(60,971)	310	(1,178)	—	—	—	129,166	(2,228)	—
Total financial assets including consolidated VIEs - Insurance Solutions	256,766	83,847	(100,528)	(435)	5,614	408	49,025	—	294,697	381	408
Total financial assets	$257,265	$89,876	$(101,869)	$(435)	$6,454	$408	$49,025	$—	$300,724	$1,249	$408

Financial liabilities
Asset Management
Debt obligations	$1,471	$—	$—	$—	$(1,339)	$—	$—	$—	$132	$1,339	$—
Total financial liabilities — Asset Management	$1,471	$—	$—	$—	$(1,339)	$—	$—	$—	$132	$1,339	$—
_______________
(1)Transfers into Level 3 are due to decrease in the quantity and reliability of broker quotes obtained. Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained. Transfers are assumed to have occurred at the end of the period.

					Net Change in Unrealized Appreciation (Depreciation)
											Change in unrealized gains (losses) included in income on Level 3 assets and liabilities still held	Change in unrealized gains (losses) included in OCI on Level 3 assets and liabilities still held
		Purchases	Sales and repayments	Net realized gain (loss)	Included in income	Included in OCI	Transfer in ¹	Transfer out ¹	Change in consolidation
Three Months Ended September 30, 2024	Beginning Balance									Ending Balance
Financial assets
Asset Management
Equity securities	$862	$—	$—	$—	$(237)	$—	$—	$—	$—	$625	$(237)	$—
Total assets — Asset Management	862	—	—	—	(237)	—	—	—	—	625	(237)	—
Insurance Solutions
Debt securities:
Corporate	—	—	—	—	—	—	—	—	—	—	—	—
Asset and mortgage-backed securities	6,264	—	(328)	—	(2)	121	—	—	—	6,055	—	121
Corporate loans	120,805	12,516	(25,406)	155	(270)	—	2,359	—	—	110,159	(277)	—
Equity securities	2,836	—	—	—	26	—	—	—	—	2,862	26	—
Other invested assets	9,925	—	(331)	7	263	(444)	—	—	—	9,420	10	(444)
Total assets — Insurance Solutions	139,830	12,516	(26,065)	162	17	(323)	2,359	—	—	128,496	(241)	(323)
Equity securities of consolidated VIEs	156	—	—	—	1	—	—	—	—	157	1	—
Corporate loans of consolidated VIEs	135,177	22,084	(24,403)	420	(588)	—	—	—	—	132,690	(977)	—
Total financial assets including consolidated VIEs - Insurance Solutions	275,163	34,600	(50,468)	582	(570)	(323)	2,359	—	—	261,343	(1,217)	(323)
Total financial assets	$276,025	$34,600	$(50,468)	$582	$(807)	$(323)	$2,359	$—	$—	$261,968	$(1,454)	$(323)

Financial liabilities
Asset Management
Debt obligations	$1,436	$—	$—	$—	$(281)	$—	$—	$—	$—	$1,155	$281	$—
Total liabilities — Asset Management	1,436	—	—	—	(281)	—	—	—	—	1,155	281	—
Total financial liabilities — Asset Management	$1,436	$—	$—	$—	$(281)	$—	$—	$—	$—	$1,155	$281	$—

					Net Change in Unrealized Appreciation (Depreciation)
											Change in unrealized gains (losses) included in income on Level 3 assets and liabilities still held	Change in unrealized gains (losses) included in OCI on Level 3 assets and liabilities still held
		Purchases	Sales and repayments	Net realized gain (loss)	Included in income	Included in OCI	Transfer in ¹	Transfer out ¹	Change in consolidation
Nine Months Ended September 30, 2024	Beginning Balance									Ending Balance
Financial assets
Asset Management
Equity securities	$1,670	$—	$—	$—	$(1,045)	$—	$—	$—	$—	$625	$(1,045)	$—
Total assets — Asset Management	1,670	—	—	—	(1,045)	—	—	—	—	625	(1,045)	—
Insurance Solutions
Debt securities:
Corporate	—	—	—	—	—	—	—	—	—	—	—	—
Asset and mortgage-backed securities	2,240	—	(710)	—	(3)	93	4,435	—	—	6,055	—	93
Corporate loans	104,588	21,414	(42,636)	154	(716)	—	27,355	—	—	110,159	(743)	—
Equity securities	3,107	—	(250)	—	5	—	—	—	—	2,862	5	—
Other invested assets	10,604	—	(331)	7	261	(1,121)	—	—	—	9,420	(46)	(1,121)
Total assets — Insurance Solutions	120,539	21,414	(43,927)	161	(453)	(1,028)	31,790	—	—	128,496	(784)	(1,028)
Equity securities of consolidated VIEs	—	131	—	—	26	—	—	—	—	157	26	—
Corporate loans of consolidated VIEs	124,637	80,533	(72,769)	945	(656)	—	—	—	—	132,690	(2,032)	—
Total financial assets including consolidated VIEs - Insurance Solutions	245,176	102,078	(116,696)	1,106	(1,083)	(1,028)	31,790	—	—	261,343	(2,790)	(1,028)
Total financial assets	$246,846	$102,078	$(116,696)	$1,106	$(2,128)	$(1,028)	$31,790	$—	$—	$261,968	$(3,835)	$(1,028)

Financial liabilities
Asset Management
Debt obligations	$1,175	$—	$—	$—	$(20)	$—	$—	$—	$—	$1,155	$20	$—
Total financial liabilities — Asset Management	$1,175	$—	$—	$—	$(20)	$—	$—	$—	$—	$1,155	$20	$—
_______________
(1)Transfers into Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained. Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained. Transfers are assumed to have occurred at the end of the period.

The valuation techniques and significant unobservable inputs used in Level 3 valuations were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
September 30, 2025	Fair value	Valuation technique/ methodology	Unobservable input	Range (weighted average)
Financial assets
Asset management
Equity securities	$5,866	Enterprise value	Multiple	12.5 x- 13.5x( 13x)
Equity securities	75	Market approach	Privately quoted price	NA
Equity securities	13	Option pricing model	Volatility	78.60%- 73.60% ( 83.60%)
		Option pricing model	Years to exercise	4.7 -5.7 (5.2)
Other invested assets	73	Probability-Weighted Expected Return Method	Independent probabilities	5.00% - 5.00% (5.00%)
		Probability-Weighted Expected Return Method	Dependent probabilities	2.40% - 3.70% (3.10%)
		Probability-Weighted Expected Return Method	Years to cash flows	2.5 - 4.5 (3.5)
Total — Asset Management	$6,027
Insurance
Debt securities¹:
Asset and mortgage-backed securities	$13	Recent transaction	Transaction price	NA
Asset and mortgage-backed securities	18,819	Discounted cash flow	Discount rate	6.25% - 8.49% ( 7.55%)
Corporate	5,108	Discounted cash flow	Discount rate	7.38% -7.38% ( 7.38%)
Corporate loans	132,925	Discounted cash flow	Discount rate	(0.56)% - 17.33% (7.91%)
Equity securities	30	Recent transaction	Transaction price	NA
Equity securities	317	Enterprise value	Multiple	0.94x - 0.94x (0.94x)
Equity securities	3,000	Discounted cash flow	Discount rate	5.61% - 5.61% ( 5.61%)
Other invested assets	4,424	Discounted cash flow	Discount rate	9.84% -18.09% (16.32%)
Total — Insurance Solutions	$164,636
Equity securities of consolidated VIEs	639	Recent transaction	Transaction price	NA
Equity securities of consolidated VIEs	256	Enterprise value	Multiple	11 x- 11 x(11x)
Corporate loans of consolidated VIEs	39,316	Recent transaction	Transaction price	NA
Corporate loans of consolidated VIEs	89,850	Discounted cash flow	Discount rate	6.05% -16.57% (10.05%)
Total assets of consolidated VIEs - Insurance Solutions	130,061
Total financial assets including consolidated VIEs - Insurance Solutions	294,697
Total financial assets	300,724
Financial liabilities
Asset Management
Debt obligations	$132	Enterprise valuation	Revenue multiple	Not Meaningful (NA)
		Enterprise valuation	EBITDA	Not Meaningful (NA)
		Income approach	Required rate of return	Not Meaningful (NA)
Total financial liabilities - Asset Management	$132
Total financial liabilities	$132
_______________
(1)For debt securities where the recent transaction price does not estimate fair value, the Company determines the fair value utilizing a yield analysis.

		Quantitative Information about Level 3 Fair Value Measurements
December 31, 2024	Fair value	Valuation technique/ methodology	Unobservable input	Range (weighted average)
Financial assets
Asset Management
Equity securities	$30	Discounted cash flow	Discount rate	22.0% - 27.0% (24.5)%
Equity securities	469	Enterprise value	Multiple	5.13x - 0.01x (0.01)x
Total — Asset Management	$499
Insurance Solutions
Debt securities¹:
Asset and mortgage-backed securities	$53	Recent transaction	Transaction price	NA
Asset and mortgage-backed securities	8,588	Discounted cash flow	Discount rate	5.7% - 9.3% (8.0)%
Corporate loans	113,062	Discounted cash flow	Discount rate	3.6% - 17.5% (10.6)%
Corporate loans	1,672	Enterprise value	Multiple	0.0x - 0.01x (0.01)x
Equity securities	2,918	Discounted cash flow	Discount rate	10.1% - 10.1% (10.1)%
Other invested assets	4,575	Discounted cash flow	Discount rate	14.9% - 19.3% (18.4)%
Total — Insurance Solutions	130,868
Equity securities of consolidated VIEs	141	Discounted cash flow	Discount rate	14.37% - 14.37% (14.37)%
Corporate loans of consolidated VIEs	50,585	Recent transaction	Transaction price	NA
Corporate loans of consolidated VIEs	75,172	Discounted cash flow	Discount rate	4.3% - 17.1% (6.7)%
Total assets of consolidated VIEs - Insurance Solutions	$125,898
Total financial assets including consolidated VIEs - Insurance Solutions	256,766
Total investments	$257,265

Financial liabilities
Asset Management
Debt obligation	$1,471	Enterprise valuation	Revenue multiple	Not Meaningful (NA)
		Enterprise valuation	EBITDA	Not Meaningful (NA)
		Income Approach	Required rate of return	Not Meaningful (NA)
Total financial liabilities - Asset Management	$1,471
Total financial liabilities	$1,471
_______________
(1)For debt securities where the recent transaction price does not estimate fair value, the Company determines the fair value utilizing a yield analysis.
The Company typically determines the fair value of its performing Level 3 debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to the total enterprise value of the company, and the rights and remedies of the Company’s investment within each portfolio company’s capital structure.

Significant unobservable inputs include an illiquidity spread as well as a credit spread, both of which increase the discount rate. These rates are initially set at a level such that the loan valuation equals the initial purchase cost of the loan and are subsequently adjusted at each valuation date to reflect management’s current assessment of market conditions as well as of loan-specific credit and illiquidity risk. Discount rates are subject to adjustment based on both management’s current assessment of market conditions and the economic performance of individual investments. The significant unobservable inputs used in the fair value measurement of the Company’s Level 3 debt securities primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments.

Financial instruments not carried at fair value
The following tables present carrying amounts and fair values of the Company’s financial assets and liabilities which are not carried at fair value as of September 30, 2025 and December 31, 2024:

			Fair Value Hierarchy
September 30, 2025	Carrying value	Fair value	Level 1	Level 2	Level 3
Financial Assets
Asset Management
Corporate loans	$13,287	$13,254	$—	$—	$13,254
Total financial assets — Asset Management	$13,287	$12,254	$—	$—	$12,254
Insurance Solutions
Mortgage loans	$150,494	$156,213	$—	$—	$156,213
Other invested assets	16,985	17,279	—	—	17,279
Total financial assets — Insurance Solutions	$167,479	$173,492	$—	$—	$173,492
Total financial assets	$180,766	$185,746	$—	$—	$185,746
Financial Liabilities
Asset Management
Debt obligations	$73,222	$71,928	$—	$—	$71,928
Total financial liabilities — Asset Management	$73,222	$71,928	$—	$—	$71,928
Insurance Solutions
Debt obligations	$17,250	$17,472	$—	$—	$17,472
Interest sensitive contract liabilities	363,250	363,250	—	363,250	—
Total financial liabilities —Insurance Solutions	$380,500	$380,722	$—	$363,250	$17,472
Total financial liabilities	$453,722	$452,650	$—	$363,250	$89,400

			Fair Value Hierarchy
December 31, 2024	Carrying value	Fair value	Level 1	Level 2	Level 3
Financial Assets
Asset Management
Corporate loans	$13,287	$13,184	$—	$—	$13,184
Total financial assets — Asset Management	$13,287	$13,184	$—	$—	$13,184
Insurance Solutions
Mortgage loans	$147,640	$153,619	$—	$—	$153,619
Other invested assets	16,742	16,512	—	—	16,512
Total financial assets — Insurance Solutions	$164,382	$170,131	$—	$—	$170,131
Total financial assets	$177,669	$183,315	$—	$—	$183,315
Financial Liabilities
Asset Management
Debt obligations	$73,492	$69,776	$—	$—	$69,776
Total financial liabilities — Asset Management	$73,492	$69,776	$—	$—	$69,776
Insurance Solutions
Debt obligations	14,250	14,450	—	—	14,450
Interest sensitive contract liabilities	334,876	334,876	—	334,876	—
Total financial liabilities —Insurance Solutions	$349,126	$349,326	$—	$334,876	$14,450
Total financial liabilities	$422,618	$419,102	$—	$334,876	$84,226

Fair value option
The following table presents the net realized and unrealized gains (losses) on financial instruments for which the FVO was elected:

For the Three Months Ended September 30,	2025			2024
	Net realized gains (losses)	Net unrealized gains (losses)	Total	Net realized gains (losses)	Net unrealized gains (losses)	Total
Asset Management
Debt obligation	$—	$—	$—	$—	$281	$281
Net gains (losses) from investment activities — Asset Management	$—	$—	$—	$—	$281	$281

Insurance Solutions
Debt securities:
U.S. government and agency	$—	$—	$—	$—	$—	$—
U.S. state, territories and municipalities	$—	$13	$13	$—	$7	$7
Other government and agency	$—	$208	$208	$—	$183	$183
Corporate	$(706)	$3,645	$2,939	$—	$6,589	$6,589
Asset and mortgage- backed securities	$(23)	$478	$455	$7	$(156)	$(149)
Corporate loans	$—	$(96)	$(96)	$155	$(276)	$(121)
Mortgage loans	$—	$—	$—	$—	$—	$—
Equity securities	$—	$—	$—	$—	$—	$—
Other invested assets	$—	$—	$—	$7	$10	$17
Net gains (losses) from investment activities — Insurance Solutions	$(729)	$4,248	$3,519	$169	$6,357	$6,526
Investments of consolidated VIEs	$73	$(1,405)	$(1,332)	$346	$(977)	$(631)
Net gains (losses) from investment activities — Insurance Solutions including consolidated VIEs	$(656)	$2,843	$2,187	$515	$5,380	$5,895

For the Nine Months Ended September 30,	2025			2024
	Net realized gains (losses)	Net unrealized gains (losses)	Total	Net realized gains (losses)	Net unrealized gains (losses)	Total
Asset Management
Debt obligation	$—	$1,339	$1,339	$—	$21	$21
Net gains (losses) from investment activities — Asset Management	$—	$1,339	$1,339	$—	$21	$21

Insurance Solutions
Debt securities:
U.S. government and agency	$—	$—	$—	$—	$—	$—
U.S. state, territories and municipalities	$—	$75	$75	$—	$36	$36
Other government and agency	$—	$205	$205	$—	$143	$143
Corporate	$(1,815)	$5,881	$4,066	$—	$2,490	$2,490
Asset and mortgage- backed securities	$(317)	$294	$(23)	$39	$3,117	$3,156
Corporate loans	$—	$1,330	$1,330	$177	$(996)	$(819)
Mortgage loans	$—	$—	$—	$—	$—	$—
Equity securities	$—	$—	$—	$—	$—	$—
Other invested assets	$(755)	$4,217	$3,462	$7	$(46)	$(39)
Net gains (losses) from investment activities — Insurance Solutions	$(2,887)	$12,002	$9,115	$223	$4,744	$4,967
Investments of consolidated VIEs	$310	$(2,194)	$(1,884)	$945	$(2,004)	$(1,059)
Net gains (losses) from investment activities — Insurance Solutions including consolidated VIEs	$(2,577)	$9,808	$7,231	$1,168	$2,740	$3,908
The following table presents information for loans which the Company elected the FVO.

September 30, 2025	Unpaid Principal Balance	Mark to Fair Value	Fair Value

Insurance Solutions
Corporate loans	$135,622	$(1,667)	$133,955
Other invested assets	—	—	—
Insurance Solutions	$135,622	$(1,667)	$133,955
Corporate loans of consolidated VIEs	136,223	(7,057)	129,166
Insurance Solutions including consolidated VIEs	$271,845	$(8,724)	$263,121

December 31, 2024	Unpaid Principal Balance	Mark to Fair Value	Fair Value

Insurance Solutions
Corporate loans	$117,823	$(3,089)	$114,734
Other invested assets	5,756	(4,813)	943
Insurance Solutions	$123,579	$(7,902)	$115,677
Corporate loans of consolidated VIEs	132,194	(6,296)	125,898
Insurance Solutions including consolidated VIEs	$255,773	$(14,198)	$241,575

As of September 30, 2025 and December 31, 2024, there were no loans accounted for at fair value under the FVO which were 90 days or more past-due or in non-accrual status.

The following table presents the estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk on corporate loans for which the Company elected the FVO.

For the Nine Months Ended September 30,	2025	2024
Insurance Solutions
Corporate loans	$1,123	$(180)
Other invested assets	3,471	(39)
Insurance Solutions	$4,594	$(219)
Corporate loans of consolidated VIEs	(915)	(525)
Insurance Solutions including consolidated VIEs	$3,679	$(744)
The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying loans with changes in credit ratings meeting certain criteria.

Note 10. Revenue from service contracts
The following table summarizes the Company’s revenue from service contracts for Asset Management:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management fees	$1,851	$2,763	$7,900	$8,179
Incentive fees	431	742	1,208	2,653
Servicing fees (expense)¹	(409)	(389)	(1,451)	(1,898)
Performance allocation	—	—	—	—
_______________
(1)Servicing fees were a net expense for the Company as reimbursements to SCIM for certain costs and the specified investment advisory fee retained by SCIM exceeded the net economic benefit derived under the ACIF advisory agreement, for the three and nine months ended September 30, 2025, and September 30, 2024. Servicing fees are included within Administration and servicing fees in the Condensed Consolidated Statements of Operations.
Note 11. Goodwill and intangible assets
Goodwill
The carrying amount of goodwill by reportable segment was $1.0 million for Asset Management as of both September 30, 2025 and December 31, 2024, which is included within “Other assets” in the Condensed Consolidated Statements of Financial Position. The carrying amount of goodwill was $55.7 million for Insurance Solutions as of both September 30, 2025 and December 31, 2024.

Intangible assets
Intangible assets consist of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Gross carrying amount	Accumulated amortization	Accumulated impairment	Net carrying amount
Asset Management
Intangible assets — indefinite life
Investment management contracts	$19,204	$—	$(19,204)	$—
Profit sharing interest¹	$11,236	$—		$11,236
Intangible assets — definite life
Investment management contracts	11,544	(7,911)	—	3,633
Total intangible assets — Asset Management	$41,984	$(7,911)	$(19,204)	$14,869

Insurance Solutions
Intangible assets — indefinite life
State insurance licenses	$2,444	$—	$—	$2,444
Total intangible assets — Insurance Solutions	$2,444	$—	$—	$2,444
_______________
(1)On July 15, 2025, the merging of Logan Ridge Finance Corporation (“Logan Ridge”) into Portman Ridge Finance Corporation (“Portman Ridge” or “Portman”) closed, with the new combined entity renamed to BCP Investment Corporation (“BCIC”). Upon the close of this merger, the Company’s investment management agreement with Logan Ridge was terminated, resulting in an impairment loss for the full carrying amount of the investment management agreement. Upon termination of the investment management agreement with Logan Ridge, the Company acquired a profit-sharing agreement with the owner of Sierra Crest Investment Management (“SCIM”) which is the manager of BCIC, for no cash consideration. The acquisition of the profit-sharing agreement is presented as a gain that offsets the accumulated impairment loss on the Logan Ridge investment management agreement, in “Amortization and impairment of intangible assets” on the Condensed Consolidated Statements of Operations. The profit-sharing agreement was determined to be an indefinte-lived intangible asset given the Company expects SCIM to be the investment manager of BCIC indefinitely, and for the owner of SCIM to hold its equity in SCIM indefnitely.

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Accumulated impairment	Net carrying amount
Asset Management
Intangible assets — indefinite life
Investment management contracts	$19,204	$—	$—	$19,204
Intangible assets — definite life
Investment management contracts	13,379	(4,808)	(1,835)	6,736
Total intangible assets — Asset Management	$32,583	$(4,808)	$(1,835)	$25,940

Insurance Solutions
Intangible assets — indefinite life
State insurance licenses	2,444	—	—	2,444
Total intangible assets — Insurance Solutions	$2,444	$—	$—	$2,444
The following table represents estimated intangible amortization expense as of September 30, 2025:

As of	September 30, 2025
Remainder of 2025	$1,052
2026	1,687
2027	764
2028	130
2029	—
2030 and thereafter	—
Total	$3,633

Note 12. Debt obligations
Asset Management
MLC US Holdings Credit Facility
On August 20, 2021, MLC US Holdings entered into a credit facility with a large US-based asset manager, as administrative agent and collateral agent for the lenders, whereby MLC US Holdings may borrow up to $25.0 million by December 31, 2021 (the “MLC US Holdings Credit Facility”). On September 19, 2022, MLC US Holdings entered into an amendment to its existing credit agreement to increase the term loan available thereunder by $4.5 million. The primary use of the proceeds from the amendment was to seed Opportunistic Credit Interval Fund (“OCIF”), an interval fund managed by ML Management. On May 2, 2023, MLC US Holdings entered into an amendment to the MLC US Holdings Credit Facility to increase the term loan available thereunder by an additional $4.5 million. The primary use of the proceeds from the May 2023 amendment was to finance the acquisition of Ovation on July 5, 2023, and other related fees and expenses. On December 17, 2024, MLC US Holdings entered into an amendment its existing credit agreement to upsize the facility thereunder by approximately $13.0 million to support key business initiatives as well as for general corporate purposes and paying related transaction fees and expenses. The MLC US Holdings Credit Facility matures on August 20, 2027.
Amounts drawn under the MLC US Holdings Credit Facility initially bore interest at London Interbank Offer Rate (“LIBOR”) plus a spread of 7.50%. The benchmark, LIBOR, was replaced by the secured overnight financing rate (“SOFR”) upon the transition from LIBOR on May 2, 2023. Upon the most recent amendment to the MLC US Holdings Credit Facility, the credit facility bears interest based on a pricing step-down mechanism as the business continues to perform, which is expected to reduce the Company's cost of debt over time. Payments of principal and interest are made on each payment date, with the remaining principal outstanding and accrued but unpaid interest payable on August 20, 2027. The MLC US Holdings Credit Facility is collateralized by assets held by MLC US Holdings. The Company is a guarantor of the MLC US Holdings Credit Facility.
The December 2024 amendment to the MLC US Holdings Credit Facility was treated as a debt modification as the instruments were not substantially different since the present value of the cash flows of the modified debt were less than 10 percent different from the present value of the remaining cash flows of the original debt. In December 2024, costs paid to the lenders of $0.4 million were capitalized and included an original issuance discount (“OID”) and are amortized through interest expense.
On September 12, 2025, MLC US Holdings entered into a Limited Waiver and Amendment No. 5 to its Credit Agreement. The lenders waived a specified event of default arising from MLC US Holdings’ failure to satisfy the Interest Expense Coverage Ratio for the fiscal quarter ended June 30, 2025, and certain terms of the Credit Agreement were amended, including updates to defined terms and covenant calibration (such as schedules for the net leverage and interest coverage ratios and related EBITDA adjustments for the quarter ending September 30, 2025). The amendment also provided for an amendment fee equal to 0.25% of the aggregate principal amount of loans outstanding immediately prior to effectiveness.

Following the waiver and amendment, the Company remained in compliance with all debt covenants for all periods presented.

Seller notes
On July 1, 2021, the Company completed the acquisition of the management contract for the investment company, Logan Ridge Finance Corporation (“Logan Ridge”), from Capitala Investment Advisors, LLC (“CIA”), through, in part, the issuance of an unsecured promissory note of $4.0 million, which bears no interest and was initially payable by July 1, 2025 but on June 30, 2025 was extended until November 1, 2025. The repayment amount on the maturity date will be adjusted on the initial maturity date to reflect the performance of the investment portfolio of Logan Ridge since closing and shall not be less than $nil or more than $6.0 million. The Company elected to account for this note under the FVO, and remeasures the note to fair value each reporting period, with changes in fair value recognized in earnings.
On October 29, 2021, the Company completed the Ability Acquisition through in part the issuance of an unsecured promissory note of $15.0 million, which bears interest at 5.0% per annum and is payable by October 29, 2031.
Promissory note
On January 29, 2024, the Company raised $18.8 million of debt through the issuance of 18,752 Debenture Units on a non-brokered private placement basis (the “Debenture Unit Offering”). Each Debenture Unit consists of: (i) one

8.85% paid-in-kind unsecured debenture of the Company, with a principal amount of $1,000 and a maturity date that is eight (8) years from the issuance thereof, and (ii) 50 common share purchase warrants of the Company, each of which was exercisable to acquire one common share of the Company at a price of C$2.75 Canadian Dollars (“CAD” or “C$”) per share for a period of eight (8) years, from the issuance thereof, provided that the warrants were not permitted to be exercised within the first twelve (12) months from the issuance thereof. Following the completion of the Business Combination with TURN, every 4.22 Debenture Warrants entitled the holder to receive, upon exercise, one share of the Company at a price of C$11.61 per share (as adjusted for the Business Combination in accordance with the provisions of a warrant indenture dated as of January 26, 2024, as supplemented by a supplemental warrant indenture dated September 12, 2025 between the Company, Legacy Mount Logan and Odyssey Trust Company).

Debt obligations consisted of the following as of September 30, 2025 and December 31, 2024:

As of September 30, 2025	Maturity date	Stated interest rate	Effective interest rate	Extension options	Total facility	Outstanding balance
Seller note — Capitala Acquisition¹	November 2025	—	—%	N/A	$4,000	$132
MLC US Holdings Credit Facility²	August 2027	SOFR +7.50%	12.1%	N/A	40,000	38,000
Seller note — Ability Acquisition	October 2031	5.0%	5.0%	N/A	15,000	15,000
Debenture units³	January 2032	8.5%	8.9%	N/A	18,752	21,173
Total debt					$77,752	$74,305
_______________
(1)The Company elected FVO for the Seller note – Capitala Acquisition. The following balance represents the fair value of the note as of September 30, 2025.
(2)The MLC US Holdings Credit Facility is secured by all assets and interests in assets and proceeds owned and acquired by MLC US Holdings.
(3)The warrants issued with the Debenture Units are recorded in equity at fair value upon issuance and therefore are not required to be subsequently remeasured at fair value on an ongoing basis.

As of December 31, 2024	Maturity date	Stated interest rate	Effective interest rate	Extension options	Total facility	Outstanding balance
Seller note — Capitala Acquisition¹	July 2025	—	0	N/A	$4,000	$1,471
MLC US Holdings Credit Facility²	August 2027	SOFR +7.50%	12.4%	N/A	40,000	40,000
Seller note — Ability Acquisition	October 2031	5.0%	5.0%	N/A	15,000	15,000
Debenture units³	January 2032	8.5%	8.9%	N/A	18,752	19,821
Total debt					$77,752	$76,292
_______________
(1)The Company elected FVO for the Seller note – Capitala Acquisition. The following balance represents the fair value of the note as of December 31, 2024.
(2)The MLC US Holdings Credit Facility is secured by all assets and interests in assets and proceeds owned and acquired by MLC US Holdings.
(3)The warrants issued with the Debenture Units are recorded in equity at fair value upon issuance and therefore are not required to be subsequently remeasured at fair value on an ongoing basis.
The scheduled principal repayments are as follows:

As of	September 30, 2025
Remainder of 2025	$632
2026	2,000
2027	38,500
2028	3,000
2029	3,000
2030 and thereafter	27,173
74,305
Transaction costs (net of amortization)	(951)
Total debt	$73,354
For the three months ended September 30, 2025, interest expense, including the amortization of debt issuance costs and PIK interest, was $2.0 million (September 30, 2024 – $1.7 million), For the nine months ended September 30,

2025, interest expense, including the amortization of debt issuance costs and PIK interest, was $5.9 million (September 30, 2024 – $5.0 million).
Insurance Solutions
Debt obligations
Ability has the following surplus notes outstanding as of September 30, 2025 and December 31, 2024:

As of September 30, 2025	Date issued	Date of maturity	Interest rate	Par value	Carrying value of note
Sentinel Security Life Insurance Company	February 2013	June 2028	5.00%	$2,250	$2,250
Pavonia Life Insurance Company of Michigan	August, 2023	December, 2032	10.00%	12,000	12,000
Atlantic Coast Life Insurance Company	March, 2025	March, 2033	SOFR+6.00%	3,000	3,000
Total surplus notes				$17,250	$17,250

As of December 31, 2024	Date issued	Date of maturity	Interest rate	Par value	Carrying value of note
Sentinel Security Life Insurance Company	February, 2013	June, 2028	5.00%	$2,250	$2,250
Pavonia Life Insurance Company of Michigan	August, 2023	December, 2032	10.00%	12,000	12,000
Total surplus notes				$14,250	$14,250
For the nine months ended September 30, 2025, interest paid was $1.0 million (September 30, 2024 - $1.0 million).
Refer to Note 9. Fair value measurements for fair value of financial liabilities carried at amortized cost.
The surplus notes are subordinated in right of payment of all indebtedness, policy claims, and other creditor claims. The note issued to Sentinel Security Life Insurance Company (“SSL”) had an initial maturity date of June 12, 2023; however, in the second quarter of 2023, Ability renewed the note, extending the date of maturity to June 12, 2028. On August 30, 2023, Ability, completed a private offering of $12.0 million aggregate principal amount of 10.0% Surplus Notes due December 2032. On March 31, 2025, Ability, completed another private offering for an aggregate of $3.0 million principal amount of SOFR+6% Surplus Notes with interest and principal due and payable on March 31, 2033. Payments of interest or principal shall be paid only if Ability has the required levels of statutory surplus and upon prior authorization by the Director of the Nebraska Department of Insurance.
Note 13. Deferred acquisition costs
Information regarding total deferred acquisition costs (“DAC”) for September 30, 2025 and September 30, 2024:

	For the Nine Months Ended September 30, 2025
	Beginning Balance	Capitalization	Amortization	Ending Balance
DAC:
MYGA	$6,524	$3,393	$(2,389)	$7,528

	For the Nine Months Ended September 30, 2024
	Beginning Balance	Capitalization	Amortization	Ending Balance
DAC:
MYGA	$6,342	$2,358	$(1,600)	$7,100
Significant methodologies and assumptions
The Company amortizes DAC related to long-duration contracts on a straight-line basis, at the individual level over the expected term of the related contract.

The amortization expense for DAC is included in the Amortization of deferred acquisition costs in the Condensed Consolidated Statements of Operations. The estimated future amortization expense related to DAC for the future years is as follows:

As of	September 30, 2025
Remainder of 2025	$500
2026	2,654
2027	2,285
2028	1,488
2029	407
2030 and thereafter	194
Total	$7,528
Note 14. Future policy benefits and related reinsurance recoverable
Future policy benefits comprise substantially all obligations to insureds in the Company’s insurance operations. A summary of future policy benefits and reinsurance recoverable are presented below.

As of	September 30, 2025	December 31, 2024
Reinsurance recoverable
Long term care reinsurance	$454,732	$445,847
Other	4,392	4,378
Modco investments Vista¹	(186,943)	(190,771)
Total reinsurance recoverable	$272,181	$259,454

Future policy benefits
Long term care insurance	$782,445	$765,155
Other	4,394	4,378
Total future policy benefits	$786,839	$769,533

Funds held under reinsurance contracts
Funds held arrangement Front Street Re¹	$243,616	$239,918
_______________
(1)The Company has a coinsurance or Modco with funds withheld arrangement with its two reinsurers. The Modco agreement with Vista Re dictates that the assets held as collateral are held with the legal right of offset to the related insurance contract liabilities. Therefore, the collateral held for this agreement is netted against the reserves under this contract. The agreement with Front Street Re does not have the legal right of offset therefore the reserves are not presented net of the collateral held, instead they are in the line item “Funds held under reinsurance contracts” in the Condensed Consolidated Statements of Financial Position.

The following tables summarize balances of and changes in future policy benefits reserves:

	Nine months ended September 30,
Long-term care	2025	2024
Present value of expected net premiums
Balance, beginning of year	$306,206	$363,367

Beginning balance at locked-in discount rate	$343,705	$405,083
Change in effect in cashflow assumptions	—	—
Effect of actual variances from expected experience	(8,307)	(6,462)
Adjusted balance	335,398	398,621
Interest accrual	5,381	5,079
Net premiums collected	(33,807)	(36,632)
Effect of foreign currency	—	—
Ending balance at locked-in discount rate	306,972	367,068
Effect of changes in discount rate assumptions	(24,903)	(30,572)
Balance, end of year	$282,069	$336,496

Present value of Expected Future Policy Benefits
Balance, beginning of year	$1,071,361	$1,170,790

Beginning balance at locked-in discount rate	$1,306,356	$1,388,200
Change in effect in cashflow assumptions	—	—
Effect of actual variances from expected experience	5,655	3,314
Adjusted balance	1,312,011	1,391,514
Interest accrual	21,280	17,911
Benefit payments	(82,212)	(81,244)
Ending balance at locked-in discount rate	$1,251,079	$1,328,181
Effect of changes in discount rate assumptions	(186,565)	(184,381)
Balance, end of year	$1,064,514	$1,143,800
Net future policy benefit reserves ¹	$782,445	$807,304

Less: Reinsurance recoverables, net of allowance for credit losses ²	(454,732)	(464,867)
Net future policy benefit reserves, after reinsurance recoverables	$327,713	$342,437
_______________
(1)Net future policy benefit reserves excludes $4.4 million as of September 30, 2025 and September 30, 2024, respectively, of Medico assumed reserves which are 100% ceded.
(2)Reinsurance recoverables, net of allowance for credit losses excludes $4.4 million of reinsurance recoverable as of September 30, 2025 and September 30, 2024.
In the first nine months of 2025, the underlying cash flow assumptions remained unchanged. The effect of actual variances from expected experience observed a $14 million increase in the liability for future policy benefits, mainly driven by lower than expected future premium receipts and higher claims.
In the first nine months of 2024, the underlying cash flow assumptions remained unchanged. The effect of actual variances from expected experience observed a $10 million increase in the liability for future policy benefits, mainly driven by lower than expected future premium receipts and higher claims.
The following tables provides the amount of undiscounted and discounted expected future gross premiums and expected future benefits and expenses for the LTC line of business:

Nine months ended September 30,	2025		2024
Long-term care	Undiscounted	Discounted¹	Undiscounted	Discounted¹
Expected future gross premiums	$371,635	$282,069	$455,246	$336,496
Benefit payments	$1,765,145	$1,064,514	$1,816,933	$1,143,800

_______________
(1)Discount was determined using the current discount rate as of September 30, 2025 and September 30, 2024.
The following table provides the weighted-average durations of and weighted-average interest rates for the liability for future policy benefits:

	Nine months ended September 30,
Long-term care	2025	2024
Weighted-average duration of liability (years) at current rate	9.94	10.41
Weighted-average duration of liability (years) at original rate	11.51	11.85
Weighted-average interest rate at current rate	4.90%	4.62%
Weighted-average interest rate at original rate	3.07%	2.99%
Note 15. Interest sensitive contract liabilities
The following table shows the outstanding Interest sensitive contract liabilities which represents the policyholder balances for MYGA product line:

	Nine months ended September 30,
	2.025	2.024
Balance, beginning of year	$334,876	$256,569
Deposits	42,996	72,818
Product charges	(1,766)	(196)
Surrenders and withdrawals	(17,892)	(2,529)
Benefit payments	(6,933)	(4,348)
Interest credited	11,969	11,070
Balance at September 30,	$363,250	$333,384
Weighted-average annual crediting rate	5.00%	5.00%

At period end:
Cash surrender value	$334,969	$304,863

Net amount at risk:
In the event of death ¹	$363,250	$333,384
_______________
(1)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balances at the Condensed Consolidated Statements of Financial Position date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the Condensed Consolidated Statements of Financial Position date.
MYGA policyholder account balances totaled $363.3 million and $333.4 million, as of September 30, 2025, and 2024, respectively. Changes in policyholder account balances are primarily attributed to deposits associated with new MYGA policies assumed of $43.0 million and $72.8 million and interest credited of $12.0 million and $11.1 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. These increases were partially offset by surrenders, withdrawals, benefits and product charges of $26.6 million and $7.1 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Interest on policyholder account balances is generally credited at minimum guaranteed rates, primarily between 2% and 7% at both September 30, 2025 and September 30, 2024.
Note 16. Reinsurance
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its LTC line of business and also as a provider of reinsurance for the LTC and MYGA lines of business. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse the Company for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge the Company’s obligation as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, Reinsurance recoverable balances could become uncollectible.

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks.
Reinsurance recoverable
The Company reinsures its business through two reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company uses collateral for its reinsurance recoverable with funds withheld accounts. These reinsurance recoverable balances are stated net of allowance for expected credit loss of $0.9 million and $0.8 million at September 30, 2025 and December 31, 2024, respectively. The Company had $459.1 million and $450.2 million of net ceded reinsurance recoverable at September 30, 2025 and December 31, 2024, respectively. The Company had $34.9 million and $31.1 million of unsecured Reinsurance recoverable balances at September 30, 2025 and December 31, 2024, respectively.

The amounts in the Condensed Consolidated Statements of Financial Position include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

Long-term care	September 30, 2025	December 31, 2024
Reinsurance recoverable
Medico Insurance Company	$4,392	$4,376
Front Street Re	274,076	266,629
Vista Life and Casualty Reinsurance Co	180,656	179,220
Vista Modco Funds Withheld	(186,943)	(190,771)
Total reinsurance recoverable	$272,181	$259,454

Future policy benefits
Direct	$678,697	$666,617
Reinsurance assumed	108,142	102,916
Total future policy benefits	$786,839	$769,533
The amounts in the Condensed Consolidated Statements of Comprehensive Income (Loss) include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

Long-term care
For the three months ended September 30,	2025	2024
Net premiums
Direct premiums	$10,427	$10,989
Reinsurance assumed	908	1,170
Reinsurance ceded	(15,827)	(16,243)
Total net premiums	$(4,492)	$(4,084)

Net policy benefit and claims (remeasurement gain on policy liabilities of 3,846 and 3,751, respectively)
Direct	$14,557	$15,238
Reinsurance assumed	1,979	2,377
Reinsurance ceded, net of provision for credit losses ¹	(18,654)	(19,007)
Total net policyholder benefits and claims	$(2,118)	$(1,392)

Long-term care
For the Nine months ended September 30,	2025	2024
Net premiums
Direct premiums	$31,536	$33,352
Reinsurance assumed	2,986	3,150
Reinsurance ceded	(47,265)	(47,916)
Total net premiums	$(12,743)	$(11,414)

Net policy benefit and claims (remeasurement gain on policy liabilities of 6,871 and 11,057, respectively)
Direct	$50,202	$51,458
Reinsurance assumed	9,656	4,287
Reinsurance ceded, net of provision for credit losses ¹	(61,247)	(62,285)
Total net policyholder benefits and claims	$(1,389)	$(6,540)
_______________
(1)The provision for credit losses for reinsurance recoverables for the three and nine months ended September 30, 2025 and September 30, 2024 is $(0.1) million and $0.1 million, and $0.3 million and $(0.3) million , respectively.
Note 17. Other assets and Accrued expenses and other liabilities
Other assets consist of the following:

As of	September 30, 2025	December 31, 2024
Asset Management
Management fee receivable - related parties	$1,533	$2,113
Incentive fee receivable - related parties	430	544
Deferred tax assets	—	2,296
Prepaid income taxes	694	476
Accrued interest and dividends receivable	2,745	1,909
Receivable for investments sold ¹	744	—
Ovation goodwill	1,000	1,000
Operating lease right of use asset	446	560
Deferred offering costs	408	—
Prepaid insurance	723	222
Other - related parties	262	—
Other	75	59
Total other assets — Asset Management	9,060	9,179
Insurance Solutions
Accrued investment income	18,830	17,532
Receivable for investments sold ¹	2,699	17,045
Guaranty funds on deposit	67	99
Other	2,358	2,459
Total other assets — Insurance Solutions	23,954	37,135
Interest receivable of consolidated VIEs	529	1,048
Total other assets — Insurance Solutions including consolidated VIEs	24,483	38,183
Total other assets	$33,543	$47,362
_______________
(1)Represents amounts due from third-parties for investment sales for which a cash settlement has not occurred.

Other liabilities and accrued expenses consist of the following:

As of	September 30, 2025	December 31, 2024
Asset Management
Operating lease liabilities	$451	$572
Accounts payable and accrued liabilities¹	6,002	5,097
Total accrued expenses and other liabilities — Asset Management	6,453	5,669
Insurance Solutions
Payable for investments purchased²	8,150	—
Other accrued expenses	2,742	2,995
Total accrued expenses and other liabilities — Insurance Solutions	10,892	2,995
Total accrued expenses and other liabilities	$17,345	$8,664
_______________
(1)As part of its acquisition of TURN in connection with the Business Combination on September 12, 2025, the Company acquired benefit plans which TURN historically administered which provide medical and dental insurance for retirees and their spouses who, at the time of their retirement, attained certain years of service at a certain age. As of September 30, 2025, the Company had $0.3 million accumulated post-retirement benefit obligation. These plans were terminated prior to the acquisition date and provide medical benefits to former employees who are grandfathered under the plan’s former terms. The net periodic post-retirement benefit cost includes service cost and interest cost on the accumulated post-retirement benefit obligation. Unrecognized actuarial gains and losses will be recognized as net periodic benefit cost within general, administrative and other expenses under the Asset Management segment. Unamortized prior service cost was fully amortized prior to the acquisition date. Refer to Note 3. Business combinations for more information on the Company’s acquisition of TURN.
(2)Represents amounts owed to third-parties for investment purchases for which a cash settlement has not occurred.

Note 18. Income taxes
Current tax is the amount of income tax recoverable (payable) in respect of the taxable loss (profit) for a period. Deferred tax is recognized on temporary differences between the carrying amounts of assets and liabilities for accounting and tax purposes. Deferred income tax assets and liabilities are measured at the tax rates expected to apply when temporary differences reverse. Current and deferred taxes are offset only when they are levied by the same tax authority, on the same entity or group of entities, and when there is a legal right to offset.
Income earned through the Company's foreign subsidiaries is generally taxed in the foreign country in which they operate. Prior to the Domestication (as defined below) of Legacy Mount Logan to the United States (US), Legacy Mount Logan was subject to income taxes in Canada, which included taxes on the income earned through Legacy Mount Logan's controlled US subsidiaries, but a deduction was allowed for certain US taxes paid on such income.

The effective income tax rate reflected in the Condensed Consolidated Statements of Operations varies from the United States and Canadian tax rates of 21.0 percent and 26.5 percent for the three and nine months ended September 30, 2025 (September 30, 2024 – 21.0 percent and 26.5 percent) for the items outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) before taxes	$(11,130)	$(2,122)	$(18,742)	$(1,918)
Income tax rate ¹	21.0%	26.5%	21.0%	26.5%
Income tax expense at statutory tax rate	(1,919)	(562)	(3,936)	(508)
State and local income tax expense (benefit)	(1,162)	—	(1,162)	—
Permanent differences in tax rate on income not subject to tax	638	(74)	2,447	(149)
No benefit recorded on current-year NOL (domestication) ²	1,490	—	1,490	—
Deferred tax asset not recognized ³	1,549	4,040	3,318	422
Effect of tax rate of foreign jurisdictions	372	87	176	(105)
Foreign accrual property income impact	1,181	(3,200)	—	849
Other	157	18	—	(16)
Income tax expense (benefit)	$2,306	$309	$2,333	$493
_______________
(1)On September 12, 2025, pursuant to a Plan of Domestication, immediately prior to the Mergers, (i) Legacy Mount Logan domesticated from the Province of Ontario, Canada to the State of Delaware, (ii) immediately following step (i), Mount Logan converted to a limited liability company, and (iii) immediately following (ii), Mount Logan made an election to be treated as a corporation for U.S. federal income tax purposes (the “Domestication”). As a result of the Domestication and the completion of the Business Combination, the Company is subject to a statutory tax rate of 21% in the U.S. as compared to the 26.5% statutory Canadian corporate income tax rate applicable to Legacy Mount Logan prior to the Domestication. Although not reflected as a separate item above, the income tax expense at the statutory tax rate for the three months ended September 30, 2025 reflects a $0.4 million adjustment for the change in statutory tax rate.
(2)As a result of the Domestication, the NOL generated in Canada is not expected to provide a future tax benefit as the Company does not anticipate future taxable income or tax due in Canada.
(3)A valuation allowance has been established to offset certain deferred tax assets as the Company determined that it is more likely than not that such deferred tax assets will not be realized.

Deferred tax assets
The details of income (loss) before income taxes by jurisdiction are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$(6,936)	$157	$(3,308)	$3,689
Foreign	(4,194)	(2,279)	(15,434)	(5,607)
Income (loss) before taxes	$(11,130)	$(2,122)	$(18,742)	$(1,918)
The details of the income tax provision by jurisdiction for Asset Management are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current tax
United States	$(362)	$454	$—	$1,081
Foreign	—	—	37	—
Total current tax	(362)	454	37	1,081

Deferred tax
United States	2,668	(145)	2,296	(588)
Foreign	—	—	—	—
Total deferred tax	2,668	(145)	2,296	(588)

Income tax expense (benefit) — Asset Management	$2,306	$309	$2,333	$493

Deferred tax assets and liabilities consists of the following temporary differences:

	September 30, 2025	December 31, 2024
Assets
Tax benefit of loss carryforward	$41,468	$20,275
Tax benefit of expenditure pools	—	13,415
Deferred acquisition costs	6,917	6,009
Unrealized losses on remeasurement of investments	15,228	10,478
Other assets tax value in excess of book value	2,905	10,284
Total deferred tax assets	66,518	60,461
Valuation allowance	(57,729)	(44,604)
Total deferred tax assets, net of valuation allowance	$8,789	$15,857

Liabilities
Insurance reserves	$(2,817)	$(12,172)
Other	(5,972)	(1,389)
Total deferred tax liabilities	$(8,789)	$(13,561)

Net deferred tax assets	$—	$2,296
The Company considers its significant tax jurisdictions to include the United States and before the acquisition of TURN, Canada. The Company remains subject to income tax examination in Canada for years after 2017, and U.S. federal jurisdiction for years after 2020.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which is generally effective for years beginning after December 31, 2022. Notably, the bill created a 15% corporate alternative minimum tax (“CAMT”) on corporations with three-year average financial statement income over $1 billion. The Internal Revenue Service has issued proposed regulations and multiple interim notices addressing CAMT computations, status determinations, and administrative relief; final regulations are pending. The Company has made certain interpretations and assumptions to comply with CAMT. The Company’s financial statement income is below $1 billion, therefore it is not expected that the Company would have a CAMT liability. If CAMT is paid in the future, the amount would be indefinitely available as a credit carryforward that would reduce tax in future years and would be treated as a temporary item reflected within deferred taxes.

The Company has reviewed and made an assessment of the potential exposure to Pillar Two income taxes. The review was generally based on the most recent information available from tax filings, country-by-country reporting and financial statements, and takes into account known changes in the group and its operations. Based on the review and assessment the Company has concluded that they do not have any potential exposure to Pillar Two income taxes.

Note 19. Equity
Common shares
The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid per share and all references to share quantities of the Company have been retrospectively adjusted to reflect the Company’s existing capital structure post merger with TURN. Refer to Note 3. Business combinations for further detail.
The Company is authorized to issue 150 million common shares, par value $0.001 per share. The common shares are not redeemable or convertible. Dividends are declared by the Company’s Board of Directors (the “Board”) at its discretion. Historically, the board of directors of Legacy Mount Logan has declared dividends on a quarterly basis and the amount could vary from quarter to quarter.

As of September 30, 2025, there were 12,786,792 common shares issued and outstanding (September 30, 2024 – 6,110,449). The Company issued 382,809 shares (net of tax) in respect of vested RSUs (inclusive of Dividend Equivalent Units (“DEUs”)), 4,101 shares in satisfaction of debt obligations owed in connection with the provision of certain consulting services, 637,880 common shares for the minority investment in Runway Growth Capital LLC (“Runway”), 122,308 common shares for the further investment in a Canadian fixed income manager, and 5,666,700 shares for the reverse acquisition of TURN during the nine months ended September 30, 2025. The issuances of these shares occurred for common stock in the Company both pre- and post-Business Combination. Upon the completion of the Business Combination, the outstanding common shares of Legacy Mount Logan were converted into the common shares of the Company. Subsequent to the Business Combination, the Company repurchased 160,637 common shares. The Company issued 15,160 shares (net of tax) in respect of vested RSUs (inclusive of DEUs) during the nine months ended September 30, 2024. There were no other transactions with shareholders for the three and nine months ended September 30, 2025 and 2024.
Preferred shares
The Company is authorized to issue 50 million preferred shares, par value $0.001 per share. There were no preferred shares issued or outstanding as of September 30, 2025 and December 31, 2024.
Dividends
Dividends to the Company's shareholders are recorded on the declaration date. The payment of any cash dividend to shareholders of the Company in the future will be at the discretion of the Board and will depend on, among other things, the financial condition, capital requirements and earnings of the Company, and any other factors that the Board may consider relevant.
The following table reflects the distributions declared on the common shares of the Company during the nine months ended September 30, 2025 and September 30, 2024:

			Dividend amount per share		Total dividend amount
Declaration Date	Record Date	Payment Date	CAD	USD ¹	CAD	USD ¹
March 13, 2025	April 3, 2025	April 10, 2025	$0.08	$0.06	$573	$399
May 15, 2025	May 27, 2025	June 2, 2025	0.08	0.06	573	410
August 7, 2025	August 19, 2025	August 25, 2025	0.08	0.06	586	427
					$1,732	$1,236

			Dividend amount per share		Total dividend amount
Declaration Date	Record Date	Payment Date	CAD	USD ¹	CAD	USD ¹
March 13, 2024	March 25, 2024	April 2, 2024	$0.08	$0.06	$516	$383
May 9, 2024	May 22, 2024	May 31, 2024	0.08	0.06	516	375
August 8, 2024	November 22, 2024	November 29, 2024	0.08	0.06	518	375
					$1,550	$1,133
_______________
(1)Dividends were issued and paid in CAD. For reporting purposes, amounts recorded in equity were translated to USD using the daily exchange rate on the date of declaration. Going forward, the Company expects to declare and pay dividends in USD.
Warrants
On October 19, 2018, Legacy Mount Logan announced the completion of a plan of arrangement under the provisions of the Business Corporations Act (Ontario) pursuant to which, among other things, each common share in the capital of Legacy Mount Logan was exchanged for one common share in the capital of the company created pursuant to the arrangement and pursuant to which Legacy Mount Logan changed its name from Marret Resource Corp. to Mount Logan Capital Inc. (the “Arrangement”). Upon closing of the Arrangement and in accordance with the terms of the Arrangement, Legacy Mount Logan issued to shareholders who made an election to acquire warrants under the Arrangement warrants to acquire an aggregate of 20,468,128 common shares of Legacy Mount Logan (the “Arrangement Warrants”). As a result of a share consolidation completed on December 3, 2019, every eight (8) Arrangement Warrants entitled the holder to receive, upon exercise, one common share of Legacy Mount Logan at a price of C$6.16 per common share. On September 12, 2025, the Company completed a business combination pursuant to which the businesses of Legacy Mount Logan and 180 Degree Capital Corp., a corporation organized under the laws of the State of New York (“180 Degree Capital”) were combined, and pursuant to which, among other things, each of 180 Degree Capital and Legacy Mount Logan became direct wholly-owned subsidiaries of the Company and each of the issued and outstanding shares of each of 180 Degree Capital and Legacy Mount Logan were cancelled and (other than with respect to certain excluded shares) converted into the right to receive a certain number of shares of the Company’s common stock (the “Business Combination”). Following the completion of the Business Combination, every 33.78 Arrangement Warrants entitled the holder to receive, upon exercise, one common share of the Company at a price of C$26.01 per share. Accordingly, as at September 30, 2025, an aggregate of up to 606,009 shares of the Company were issuable upon the exercise of the 20,468,128 outstanding Arrangement Warrants. The Arrangement Warrants expired on October 19, 2025.

Separately on January 26, 2024, Legacy Mount Logan issued 50 common share purchase warrants (each, a “Debenture Warrant”) for each of the 18,752 debenture units that were issued on a non-brokered private placement (refer to Note 12. Debt obligations for further detail). Each Debenture Warrant was exercisable to acquire one common share of Legacy Mount Logan at a price of C$2.75 per share for a period of eight (8) years from the issuance thereof, provided that the Debenture Warrants were not exercisable during the first twelve (12) months following the issuance. Following the completion of the Business Combination, every 4.22 Debenture Warrants entitled the holder to receive, upon exercise, one share of the Company at a price of C$11.61 per share (as adjusted for the Business Combination in accordance with the provisions of a warrant indenture dated as of January 26, 2024, as supplemented by a supplemental warrant indenture dated September 12, 2025 between the Company, Legacy Mount Logan and Odyssey Trust Company). Accordingly, an aggregate of up to 222,079 shares of the Company are issuable upon the exercise of the 937,600 outstanding Debenture Warrants as of September 30, 2025 (December 31, 2024 - 222,079).

Accumulated other comprehensive income (loss)

	Unrealized investment gains (losses) on available-for-sale securities	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Cumulative translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(21,318)	$(5,192)	$85,409	$(21,858)	$37,041
Other comprehensive income (loss), before reclassifications	5,926	4,193	(15,167)	—	(5,048)
Less: reclassification adjustments for gains (losses) realized	(258)	(1,044)	—	—	(1,302)
Less: Income tax expense (benefit)	—	—	—	—	—
Balance at September 30, 2025	$(15,134)	$45	$70,242	$(21,858)	$33,295

	Unrealized investment gains (losses) on available-for-sale securities	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Cumulative translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(28,872)	$—	$77,816	$(21,858)	$27,086
Other comprehensive income (loss), before reclassifications	10,848	4,568	(9,740)	—	5,676
Less: reclassification adjustments for gains (losses) realized	43	—	—	—	43
Less: Income tax expense (benefit)	—	—	—	—	—
Balance at September 30, 2024	$(18,067)	$4,568	$68,076	$(21,858)	$32,719
Note 20. Equity based compensation
On May 30, 2019, the Company’s shareholders approved (i) a stock option plan (the “2019 Option Plan”) and (ii) a restricted share unit plan (the “2019 RSU Plan”), which were amended and re-approved by shareholders of the Company on June 7, 2024 to, among other things, increase the rolling limit thereunder from 10% to 15% of the common shares then issued and outstanding. Following the approval of Legacy Mount Logan shareholders on August 22, 2025 and the closing of the Business Combination, on November 5, 2025, the Board approved and ratified the 2025 Omnibus Incentive Plan (the “2025 Plan”). The effective date of the 2025 Plan was September 12, 2025 and upon its effectiveness, the 2019 Option Plan and 2019 RSU Plan were terminated and no further awards will be granted under either the 2019 Option Plan or the 2019 RSU Plan.

As of September 30, 2025, no awards have been granted under the 2025 Plan.

There were no options or awards issued or outstanding under the 2019 Option Plan as of September 30, 2025 (December 31, 2024 – nil)
Under the 2019 RSU Plan, RSU grants were made in the form of equity-settled awards that typically vest one-third annually beginning one year after the grant date (unless approved otherwise by the Board to vest based on specified terms over a specified period), whereby one vested RSU will be exchanged for one common share. The grant date fair value of each equity-settled RSU unit was calculated based on the grant date’s previous day closing price per common share of the Company on Cboe Canada.
The Company awarded 652,135 RSUs with a grant date fair value of $1.2 million during the nine months ended September 30, 2025. The Company awarded 1,435,700 RSUs with a grant date fair value of $2.1 million during the nine months ended September 30, 2024.
For the three months ended September 30, 2025 and 2024, the Company recorded equity-based compensation expense related to RSUs awarded from profit sharing arrangements of $2.1 million and $0.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded equity-based compensation expense related to RSUs awarded from profit sharing arrangements of $2.8 million and $0.3 million, respectively. On September 12, 2025, all unvested RSUs were accelerated and fully vested due to the change in control event upon the closing of the Business Combination. As such, as of September 30, 2025, equity-based compensation expense related to RSUs had been fully recognized. The Company elected to account for forfeitures as they occurred. Expense was recognized on a straight-line basis over the life of the award.
A summary of the status of service-vesting awards granted under the RSU Plan for the nine months ended September 30, 2025 is presented below:

	RSUs and DEUs Outstanding
	RSUs	Weighted average grant date fair value	DEUs	Weighted average grant date fair value	Total
Unvested balance, January 1, 2025	1,409,780	$1.67	23,172	$1.73	1,432,952
Granted	652,135	1.69	48,516	1.75	700,651
Vested	(1,963,099)	1.68	(68,804)	1.75	(2,031,903)
Forfeitures	(98,816)	1.57	(2,884)	1.68	(101,700)
Unvested balance, September 30, 2025	—	$—	—	$—	—
Note 21. Earnings per share
Basic earnings per share is calculated by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner, with further adjustments made to reflect the dilutive impact of instruments convertible into the Company’s common shares.
The Company has granted RSUs that provide the right to receive, subject to vesting during continued employment, shares of common stock pursuant to the RSU Plan. Any dividend equivalent paid to an employee on RSUs will be returned to the Company upon forfeiture of the award by the employee. Unvested RSUs that are entitled to forfeitable dividend equivalents do not qualify as participating securities and are excluded in the Company’s basic and diluted earnings per share computations. Vested RSUs qualify as participating securities and are included in the Company’s diluted earnings per share computation.
The Company also has issued warrants which are exercisable to acquire one common share at a defined exercise price.

The following table sets forth the computation of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per share
Net income (loss)	$(13,436)	$(2,431)	$(21,075)	$(2,411)
Weighted-average number of common shares outstanding	8,174,426	6,110,449	7,185,669	6,106,354
Basic earnings per share	$(1.64)	$(0.40)	$(2.93)	$(0.39)

Diluted earnings per share
Net income (loss)	$(13,436)	$(2,431)	$(21,075)	$(2,411)
Weighted-average number of common shares outstanding	8,174,426	6,110,449	7,185,669	6,106,354
Incremental Common Shares
Assumed exercise of warrants ¹	—	—	—	—
Common shares potentially issuable ²	—	—	—	—
Weighted-average number of diluted common shares outstanding	8,174,426	6,110,449	7,185,669	6,106,354
Diluted earnings per share	$(1.64)	$(0.40)	$(2.93)	$(0.39)
________________
(1)For the three and nine months ended September 30, 2025 and 2024, both the Arrangement Warrants and debt warrants were anti-dilutive and are excluded from the calculation of diluted earnings per share.
(2)For the three and nine months ended September 30, 2025 and 2024, RSUs granted were anti-dilutive and are excluded from the calculation of diluted earnings per share.
The following table summarizes the anti-dilutive securities that are excluded from the computation of diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Anti-dilutive Securities
Weighted-average number of unexcercised warrants	828,088	828,088	828,088	807,751
Weighted-average number RSUs outstanding, inclusive of DEUs	345,984	162,539	424,441	91,147
Total common shares equivalent	1,174,072	990,626	1,252,528	898,898
The basic and diluted weighted average number of shares issued, anti-dilutive securities, and earnings per share have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of the Company post merger with TURN.

Note 22. Related parties
Servicing Agreement
On November 20, 2018, the Company entered into a servicing agreement (the “Servicing Agreement”) with BC Partners Advisors L.P. (“BCPA”). Under the terms of the Servicing Agreement, BCPA as servicing agent (the “Servicing Agent”) performs (or oversees, or arranges for, the performance of) the administrative services necessary for the operation of the Company, including, without limitation, office facilities, equipment, bookkeeping and recordkeeping services and such other services the Servicing Agent, subject to review by the Board, shall from time to time deem necessary or useful to perform its obligations under this Servicing Agreement. The Servicing Agent is authorized to enter into sub-administration agreements as determined to be necessary in order to carry out the administrative services.
Unless earlier terminated as described below, the Servicing Agreement will remain in effect from year-to-year if approved annually by (i) the vote of the Board and (ii) the vote of a majority of the Company’s directors who are not parties to the Servicing Agreement or a “related party” of the Servicing Agent, or of any of its affiliates. The Servicing Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by the vote of the Board or by the Servicing Agent.

The Company reimburses BCPA for an allocable portion of compensation paid to the Company’s Chief Financial Officer, associated management personnel (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company), and out-of-pocket expenses. While the Servicing Agent performs certain administrative functions for the Company, the management functions of the Company are wholly performed by the Company’s management team. For the three months ended September 30, 2025, the Company incurred administrative fees of $1.5 million (September 30, 2024 – $1.1 million). For the nine months ended September 30, 2025, the Company incurred administrative fees of $3.9 million (September 30, 2024 – $3.0 million). As of September 30, 2025, administrative fees payable to BCPA was $2.2 million (December 31, 2024 – $1.2 million).
Transactions with Affiliates - servicing fees
The Company, through MLC US Holdings, a wholly-owned subsidiary of the Company, provides certain administrative services to SCIM in respect of the management of Alternative Credit Income Fund (“ACIF”) in exchange for a servicing fee. Servicing fees are determined quarterly based on an amount equal to the aggregate base management fee and incentive fees received by SCIM from ACIF in respect of such quarter, net of debt servicing expense, a quarterly fee to be retained by SCIM comprised of a specified amount, and an allocable portion of the compensation of SCIM’s investment professionals in connection with their performance of investment advisory services for ACIF (collectively, the “Retained Benefits”). In addition, SCIM is reimbursed by MLC US Holdings quarterly for certain expenses it incurs in connection with the investment advisory services provided to ACIF. Pursuant to this arrangement, the Company receives the net economic benefit derived by SCIM under the ACIF advisory agreement, subject to the holdback of the Retained Benefits and expense reimbursements. For the three months ended September 30, 2025 the Company incurred servicing fees of $0.4 million (September 30, 2024 – $0.4 million). For the nine months ended September 30, 2025, the Company incurred servicing fees of $1.5 million (September 30, 2024 – $1.9 million).
The Company, through MLC US Holdings, a wholly-owned subsidiary, issued a promissory note to SCIM on October 30, 2020, with a maturity of October 30, 2040. The note’s value is not to exceed $15M and bears interest at 8.0% per annum, payable quarterly, for the first 10 years. During the second 10 years outstanding, repayments of the note shall occur in equal quarterly installment payments, bearing interest at 8.0% per annum, plus an additional 2% annually on overdue principal. As of September 30, 2025, the outstanding principal value of the note was $13.6 million (December 31, 2024: $13.6 million). For the three months ended September 30, 2025, total interest income was $0.3 million (September 30, 2024: $0.3 million). For the nine months ended September 30, 2025, total interest income was $0.8 million (September 30, 2024: $0.8 million). As of September 30, 2025, the total accrued interest income receivable was $2.7 million (December 31, 2024: $1.9 million).
Transactions with Affiliates - profit sharing interest
On July 15, 2025, Portman Ridge Finance Corporation (“Portman” or “Portman Ridge”) and Logan Ridge, business development companies previously managed by SCIM and ML Management, respectively, completed a merger whereby Logan Ridge merged with and into Portman (the “Portman-Logan Merger”). Pursuant to the Portman-Logan Merger, Portman was the surviving public entity and continues to be advised by SCIM, which the Company holds a minority ownership interest of 24.99%. The Portman-Logan Merger resulted in the existing IMA between ML Management and Logan Ridge being terminated. In connection with the closing of the Portman-Logan Merger, MLCSC Holdings LLC, our wholly-owned subsidiary (“MLCSC”), entered into a Profit-Sharing Agreement with BCPSC Holdings LLC, a wholly-owned subsidiary of BCPA and the majority owner of SCIM (the “Profit-Sharing Agreement”). Pursuant to the Profit-Sharing Agreement, MLCSC is entitled to 16.03% of BCPA’s distributions from SCIM. The value of the Profit-Sharing Agreement was determined to be $11.2 million and is considered an indefinite lived intangible asset. Income earned as a result of the profit sharing agreement is recorded as “Other income (loss), net” on the condensed consolidated statement of operations. For the three and nine months ended September 30, 2025, income earned on the profit sharing agreement was $0.3 million (September 2024: nil).

Potential Conflicts of Interest
The Company's senior management team is comprised of substantially the same personnel as the senior management team of BCPA, and such personnel may serve in similar or other capacities for BCPA or to future investment vehicles affiliated with BC Partners. As a result, such personnel provide investment advisory services to the Company and certain investment vehicles considered affiliates of BC Partners.

Compensation of Key Management Personnel
The Company's key management personnel are those personnel who have the authority and responsibility for planning, directing and controlling the activities of the Company. Directors (both executive and non-executive) are considered key personnel. Certain directors and officers of the Company are affiliated with BCPA. For the nine months ended September 30, 2025, the Chief Executive Officer (“CEO”) and Co-presidents received no cash salary or bonuses of any kind. Instead, their compensation was 100% equity-based compensation granted pursuant to the Company's security-based compensation arrangements that vest over time for services rendered. The CEO and Co-presidents had no RSUs, inclusive of DEUs outstanding as of September 30, 2025 (December 31, 2024 - 659,557). All remaining RSUs, inclusive of DEUs were accelerated and fully vested upon the closing of the Business Combination on September 12, 2025. There were 16,790 DEUs issued to the CEO and Co-presidents during the nine months ended September 30, 2025 (September 30, 2024 - 3,408). See Note 20. Equity based compensation and Note 21. Earnings per share for more information. No person or employee of the Servicing Agent or its affiliates that serves as a director of the Company receives any compensation from the Company for his or her services as a director.
Common shares held by directors and officers of the Company who are affiliated with BCPA at September 30, 2025 were 282,461 (December 31, 2024 – 184,675). All outstanding shares of Legacy Mount Logan were converted upon closing of the Business Combination on September 12, 2025 into the Company’s common shares. See Note 3. Business combinations for further details.
Other Transactions with BCPA or their Affiliates
The Servicing Agent may, from time to time, pay amounts owed by the Company to third-party providers of goods or services, and the Company will subsequently reimburse the Servicing Agent for such amounts paid on its behalf. Amounts payable to the Servicing Agent are settled in the normal course of business without any formal payment terms. As of September 30, 2025, operating expenses reimbursable to BC Partners for amounts paid on behalf of the Company was $2.2 million (December 31, 2024 – $7.4 million).
The Company may, from time to time, enter into transactions in the normal course of operations with entities that are considered affiliates involved in the credit business of BCPA (“BCPA Credit Affiliates”). At September 30, 2025, Asset Management held investments with affiliates of BCPA Credit Affiliates totaling $24.7 million (December 31, 2024 – $20.9 million), and Insurance Solutions held investments with affiliates of BCPA Credit Affiliates totaling $21.7 million (December 31, 2024 – $23.7 million). On these investments, Asset Management recognized (i) interest income of $0.3 million and $0.8 million for the three and nine months ended September 30, 2025 (September 30, 2024 - $0.3 million and 0.8 million) respectively, (ii) earnings on equity method investments of $0.5 million and $0.8 million for the three and nine months ended September 30, 2025 (September 30, 2024 - $0.1 million and $0.2 million) respectively, and (iii) dividend income on equity securities of less than $0.1 million and 0.1 million for the three and nine months ended September 30, 2025 (September 30, 2024 – $0.1 million and $0.3 million) respectively. On these investments, Insurance Solutions recognized (i) interest income of $0.9 million for the nine months ended September 30, 2025 (September 30, 2024 - $1.9 million) and (ii) dividend income of $0.2 million for the nine months ended September 30, 2025 (September 30, 2024 - $0.2 million).

Further, for the nine months ended September 30, 2025, the Company incurred expenses of $5.3 million (September 30, 2024 - $5.4 million) to an affiliate, for third party administrative services relating to Ability for administering its long-term care block of business. As of September 30, 2025, there was a payable to this affiliate of $0.6 million (December 31, 2024 – $0.6 million).
Note 23. Segments
The Company conducts its business through two reportable segments: Asset Management and Insurance Solutions. The Company defines operating segments by type of product and business line. The Asset Management segment comprises all fee generating activities. The Insurance Solutions segment consists of two product lines within the insurance business, LTC and MYGA.
Segment information is utilized by the Company’s chief operating decision maker (“CODM”) to assess performance and to allocate resources. The Company’s Chief Executive Officer (“CEO”) is the CODM, who is also solely responsible for decisions related to the allocation of resources on a Company-wide basis.
For each segment, the CODM uses the key measure of Segment Income to allocate resources (including employees, financial or capital resources) to that segment in the annual budget and forecasting process. The performance is measured by the Company’s CODM on an unconsolidated basis because the CODM makes operating decisions and assesses the performance of each of the Company’s business segments based on financial and operating metrics and data that exclude the effects of consolidation. Each reportable segment is then responsible for managing its operating results, developing products, defining strategies for services and distributions based on the profile and needs of its business and market.
Segment Income
Segment Income is the key performance measure used by the CODM in evaluating the performance of the asset management and insurance solutions segments. The CODM uses Segment Income to make key operating decisions such as the following:
•decisions related to the allocation of resources such as staffing decisions, including hiring and locations for deployment of the new hires;
•decisions related to capital deployment such as providing capital to facilitate growth for the business and/or to facilitate expansion into new businesses; and
•decisions related to expenses, such as determining annual discretionary bonuses and equity-based compensation awards to its employees and/or service providers.
Segment Income is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Segment Income is the sum of (i) Fee Related Earnings and (ii) Spread Related Earnings (“SRE”). Segment Income excludes the effects of the consolidation of each segment, taxes and related payables, and other items unique to deriving each segment’s performance metric as explained respectively below.
Segment Income may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use Segment Income as a measure of operating performance, not as a measure of liquidity. Segment Income should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of Segment Income without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using Segment Income as a supplemental measure to U.S. GAAP results, to provide a more complete understanding of our performance as management measures it. A reconciliation of Segment Income to its most directly comparable U.S. GAAP measure of income (loss) before income tax provision can be found in this footnote.
Fee Related Earnings
Fee Related Earnings (“FRE”) is a component of Segment Income that is used to assess the performance of the Asset Management segment. FRE is the sum of (i) management fees, (ii) performance fees received from certain managed funds (iii) equity investment earnings related to fee generating vehicles, and (iv) interest income attributable to investment management activity, less (a) fee-related compensation, excluding equity-based compensation, and (b) other associated operating expenses, which excludes amortization of acquisition-related intangible assets and interest and other credit facility expenses.
FRE excludes non-fee generating revenues and expenses, transaction-related charges, equity-based compensation costs, the amortization of intangible assets, the operating results of VIEs that are included in the Condensed Consolidated Financial Statements, and any other non-recurring income and expenses. In addition, FRE excludes interest and other financing costs related to the Company not attributable to any specific segment, and corporate overhead expenses incurred to support the operations of the business rather than directly fee-related. Management considers these types of costs corporate in nature, and are included only for reconciliation purposes to income (loss) before income tax (provision) benefit.
Spread Related Earnings
SRE is a component of Segment Income that is used to assess the performance of the Insurance Solutions segment, excluding certain market volatility, which consists of investment gains (losses), other income and certain general, administrative & other expenses. For the Insurance Solutions segment, SRE equals the sum of (i) the net investment earnings on Insurance Solutions segment’s net invested assets (excluding investment earnings on funds held under reinsurance contracts and Modco agreement), less (ii) cost of funds (as described below), (iii) compensation and benefits, (iv) interest expense and (v) operating expenses.

Cost of funds includes liability costs associated with the crediting cost on MYGA liabilities as well as other liability costs. Other liability costs include DAC amortization, the cost of liabilities associated with LTC, net of reinsurance, which includes change in reserves, premiums, actual claim experience including related expenses and certain product charges related to MYGA.
The following presents financial data for the Company’s reportable segments and the reconciliation of Segment Income to Income (loss) before taxes reported in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset Management
Management fees	$3,471	$4,264	$12,300	$12,638
Incentive fees	431	742	1,208	2,653
Equity investment earnings	481	74	805	241
Interest income¹	275	274	814	817
Other fee-related income	262	—	262	—
Fee-related compensation	(1,175)	(1,204)	(3,777)	(3,588)
Other operating expenses:
Administration and servicing fees	(896)	(921)	(2,834)	(3,501)
General, administrative and other	(326)	(665)	(1,764)	(2,333)
Fee related earnings	2,523	2,564	7,014	6,927
Insurance Solutions
Net investment income and realized gain (loss), net	12,034	13,760	36,041	40,647
Cost of funds	(7,273)	(7,098)	(23,946)	(17,347)
Compensation and benefits	(73)	(471)	(540)	(1,120)
Interest expense	(408)	(328)	(1,143)	(984)
General, administrative and other	(3,153)	(3,692)	(9,340)	(11,609)
Spread related earnings	1,127	2,171	1,072	9,587
Segment income	$3,650	$4,735	$8,086	$16,514
Asset Management Adjustments:
Intersegment management fee eliminations	(1,620)	(1,501)	(4,400)	(4,459)
Administration and servicing fees ²	(668)	(451)	(1,779)	(1,246)
Transaction costs	(3,185)	(200)	(10,483)	(253)
Compensation and benefits ²	(861)	(577)	(1,802)	(1,627)
Equity-based compensation	(1,240)	(116)	(1,632)	(208)
Amortization and impairment of intangible assets	(8,272)	(482)	(11,071)	(1,446)
Interest and other credit facility expenses	(1,970)	(1,664)	(5,876)	(5,027)
General, administrative and other ²	(2,654)	(865)	(4,197)	(2,471)
Net gains (losses) from investment activities	1,342	28	3,050	(1,086)
Dividend income	22	71	89	296
Other income (loss), net	(11)	69	294	69
Gain on acquisition	4,457	—	4,457	—
Insurance Solutions Adjustments:
Equity-based compensation	(885)	(70)	(1,166)	(121)
Net unrealized gains (losses) from investment activities	(746)	(2,225)	4,012	(4,406)
Other income	76	86	230	244
Intersegment management fee eliminations	1,620	1,501	4,400	4,459
General, administrative and other ³	(185)	(461)	(954)	(1,150)
Income (loss) before taxes	$(11,130)	$(2,122)	$(18,742)	$(1,918)
_______________
(1)Represents interest income on a loan asset related to a fee generating vehicle.
(2)Represents corporate overhead allocated to each segment.
(3)Represents costs incurred by the insurance segment for purposes of U.S. GAAP reporting but not the day-to-day operations of the insurance company.

The following presents financial data for the Company’s reportable segments and the reconciliation of Segment Revenue to total revenue reported in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025		2024
Segment Revenues
Asset Management	$4,920	$5,354	$15,389	0	$16,349
Insurance Solutions	$12,034	$13,760	$36,041		$40,647
Total segment revenues	16,954	19,114	51,430		56,996
Asset Management Adjustments:
Intersegment management fee eliminations	(1,620)	(1,501)	(4,400)		(4,459)
Interest income	(275)	(274)	(814)		(817)
Other fee-related income	(262)	—	(262)		—
Insurance Solutions Adjustments:					—
Net Premiums	(4,492)	(4,084)	(12,743)		(11,414)
Product charges	184	89	1,766		196
Net gains (losses) from investment activities	(746)	(2,225)	4,012		(4,406)
Other income	76	86	230		244
Intersegment management fee eliminations	1,620	1,501	4,400		4,459
Total revenues	$11,439	$12,706	$43,619		$40,799
The following presents financial data for the Company’s reportable segments and the reconciliation of the Company’s total reportable segment assets to total assets reported in the Condensed Consolidated Statements of Financial Position:

As of	September 30, 2025	December 31, 2024
Segments Assets
Asset Management	$147,920	$124,377
Insurance Solutions	1,555,952	1,496,527
Total segment assets	1,703,872	1,620,904
Asset Management Adjustments:
Intersegment investments	(56,101)	(53,601)
Intersegment receivables	(6,585)	(5,354)
Total assets	$1,641,186	$1,561,949
Note 24. Commitments and contingencies
Investment commitments
In the normal course of business, the Company may enter into commitments to fund investments, which are not reflected in the Condensed Consolidated Financial Statements. There were $1.4 million and $47.5 million of outstanding investment commitments as of September 30, 2025 for Asset Management and Insurance Solutions, respectively (December 31, 2024 – $1.4 million and $43.2 million).
In connection with the Capitala Acquisition, ML Management issued a promissory note to CIA for $4.0 million, which pursuant to the terms in the agreement, may increase to $6.0 million, based on the maturity date asset values of a predefined list of assets held by Logan Ridge. Refer to Note 12. Debt obligations for the expected cash outflow on this liability based on the fair value as of September 30, 2025.
Contingent liabilities and litigation
The Company may be subject to lawsuits in the normal course of business. Insurance in particular is a highly regulated industry and lawsuits related to claim payments should be expected in the normal course of business. In the Asset Management business certain types of investment vehicles, especially those offered to individual investors, may subject the Company to a variety of risks, including new and greater levels of public and regulatory scrutiny, regulation, risk of litigation and reputation risk, which could materially and adversely affect the Company. Other potential lawsuits include allegations of mis-selling in the Insurance Solutions segment, among others. The Company considers this risk to be less likely given that Ability no longer directly writes insurance policies.
Ability at different times may receive notifications of the insolvency of various insurance companies. It is expected that such insolvencies would result in a Guaranty Fund Assessment against Ability at some future date. At this time, the Company is unable to estimate the possible amounts, if any, of such assessments as no data is available from the National Organization of Life and Health Guaranty Associations in the United States. Accordingly, the Company is unable to determine the impact, if any, that such assessments may have on its financial position or results of operations.
Ability is subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, among other things, allegations of underwriting errors or misconduct and litigation related to regulatory activity. These nonclaims litigation matters are considered when determining general expense accruals are necessary. As of September 30, 2025, there were no litigation related expense accruals. Potential legal and regulatory actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal and regulatory matters. A future adverse ruling by the courts in any pending cases could have a material adverse impact on the financial condition of Ability. Based on management’s best assessment at this time, Ability is adequately reserved for these cases as of September 30, 2025.
Note 25. Capital management and regulatory requirements
The Company’s capital structure consists of equity and debt. In order to maintain or adjust the capital structure, the Company actively manages its equity as capital and may adjust the amount of debt borrowings, dividends paid to shareholders, return capital to shareholders, issue new shares or sell assets. The Company's capital management framework takes into account the requirements of the Company as a whole as well as the needs and requirements of each of its subsidiaries. The Company’s officers and senior management are responsible for managing the Company’s capital and do so through quarterly portfolio management meetings and regular review of financial information.
As of September 30, 2025, the Company was in compliance with all financial covenants in its debt facilities. These include restrictions on the distribution capacity from MLC US Holdings to the Company.
Insurance capital requirements
Ability is subject to minimum capital and surplus requirements. Insurance companies typically operate in excess of such requirements. Failure to maintain such minimum capital will result in regulatory actions, including in certain circumstances regulatory takeover of the insurance company.
Ability is subject to risk based capital (“RBC”) standards and other minimum capital and surplus requirements imposed by state laws. Regulatory capital requirements for Ability are determined in accordance with statutory requirements of the Nebraska Department of Insurance. The RBC requirement is a statutory minimum level of capital that is based on multiple factors including: an insurance company's size, and the inherent riskiness of its financial assets, liabilities and operations. That is, the company must hold capital in proportion to its risk. The RBC formula is intended to measure the adequacy of the insurance company’s statutory surplus in relation to the risks inherent in its business. The RBC formula requires higher surplus in relation to items deemed to have higher risk. Regulatory action is triggered beginning at 200% RBC and below. The minimum RBC ratio for Ability is 200% and Ability must have a ratio in excess of 300% to be able to reinsure new business. Ability’s RBC ratio is tested annually at the end of Ability’s financial year and estimated on a quarterly basis.  When calculated at December 31, 2024 it was 325% which was in excess of the minimum requirement.  From time to time during a particular financial year, Ability may take steps to increase its RBC ratio to ensure it remains above the minimum requirement or exceeds the ratio required to write new business, which steps may include, among other things, securing additional funding. Ability’s minimum capital requirements do not require a minimum level of cash to be held. Ability does not have to include cash as part of its regulatory capital provided the minimum capital requirements are satisfied.
Insurance subsidiary dividend restrictions
Ability’s statutory statements are presented on the basis of accounting practices determined by the Nebraska Department of Insurance (“NEDOI”). The NEDOI recognizes only permits and/or prescribes certain statutory accounting practices determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under insurance law. The amount of dividends that Ability may pay in a twelve-month period, without prior approval by Ability, is restricted by the laws of Nebraska.

Under Nebraska law, dividends payable from Ability's unassigned funds during any twelve-month period without prior approval of the state’s Insurance Director are limited to the greater of 10% of Ability’s surplus as shown on the immediately preceding calendar year’s statutory financial statement on file with the NEDOI or 100% net gain from operations for the prior calendar year. Any dividend in excess of such limitation must be approved by the Insurance Director. Based on these restrictions, Ability could not pay any dividends to its parent absent regulatory approval as of each of September 30, 2025 and December 31, 2024.
Note 26. Concentration of Risks
Our current operations subject us to the following concentrations of risk:
Insurance Solutions
Historically, we have assumed our MYGA products, which is a part of our insurance operations, from two insurance companies, ACL and SSL. We have made a decision to no longer assume business from ACL and SSL as of June 30, 2024. However, the Company will continue to earn investment income from the cash proceeds of the existing MYGA contracts and the holders will continue to be a diversified base of numerous individuals. Effective March 31, 2025, Ability entered a new reinsurance treaty for additional MYGA with National Security Group (“NSG”), further diversifying its reinsurance partners.
Certain concentrations of credit risk related to reinsurance recoverable exist with the insurance organizations listed in the table below:

As at September 30, 2025	A.M. Best credit rating	Net reinsurance recoverable¹	Funds withheld payable	Net reinsurance credit exposure
Medico Insurance Company	A	$4,392	$—	$4,392
Front Street Re	Not Rated	274,076	243,616	30,460
Vista Life and Casualty Reinsurance Co	Not Rated	180,656	186,943	—
Total		$459,124	$430,559	$34,852

As at December 31, 2024	A.M. Best credit rating	Net reinsurance recoverable¹	Funds withheld payable	Net reinsurance credit exposure
Medico Insurance Company	A	$4,376	$—	$4,376
Front Street Re	Not Rated	266,629	239,918	26,711
Vista Life and Casualty Reinsurance Co	Not Rated	179,220	190,771	—
Total		$450,225	$430,689	$31,087
_______________
(1)Includes credit loss allowance of $0.9 million and $0.8 million as of September 30, 2025 and December 31, 2024, respectively, held against reinsurance recoverable.
Further, our Insurance Solutions segment has the following investment concentration risk:

	September 30, 2025
	Fair value	% of total
Insurance Solutions
United States	$667,460	72%
Cayman Islands	206,065	22%
Other¹	50,456	5%
Total insurance solutions	923,981	100%
Insurance Solutions consolidated VIEs
United States	124,265	95%
Other²	5,796	5%
Total insurance solutions consolidated VIEs	130,061	100%
Total	$1,054,042
_______________
(1)Other consists of nominal investments primarily in Bermuda, Canada, and Cayman Islands.
(2)Other consists of nominal investments primarily in Ireland and Canada.

	December 31, 2024
	Fair value	% of total
Insurance Solutions
United States	$643,438	70%
Canada	6,579	1%
Other¹	265,539	29%
Total insurance solutions	915,556	100%
Insurance Solutions consolidated VIEs
United States	120,144	95%
Canada	1,075	1%
Other	4,679	4%
Total insurance solutions consolidated VIEs	125,898	100%
Total	$1,041,454
_______________
(1)Other consists of nominal investments primarily in Cayman Islands, Bermuda, and United Kingdom.
The Asset Management segment does not have meaningful investment concentration risk.
Note 27. Subsequent events
Management of the Company has evaluated subsequent events through the date these financial statements were issued. Based upon this evaluation, management has determined there were no items requiring adjustment of the financial statements. Management does note the following:
On October 19, 2025, all 20,468,128 outstanding Arrangement Warrants expired at 4:00 p.m. (Toronto time).

On November 5, 2025, the Board declared a cash dividend in the amount of $0.03 per common share to be paid on December 11, 2025 to shareholders of record on November 25, 2025.

MOUNT LOGAN CAPITAL INC.
Schedule I
Summary of Investments - Other Than Investments in Related Parties

	September 30, 2025
(In thousands)	Cost or amortized cost	Fair value	Amount shown on the balance sheet
Debt securities:
U.S. government and agency	$6,546	$6,135	$6,135
U.S. state, territories and municipalities	6,408	5,334	5,334
Other government and agency	3,214	2,363	2,363
Corporate	267,549	221,347	221,347
Asset and mortgage-backed securities	345,168	339,019	339,019
Total debt securities	628,885	574,197	574,197
Equity securities
Common stock	366	366	366
Preferred stock	5,259	5,246	5,246
Total equity securities	5,625	5,612	5,612
Loans	164,356	162,716	162,716
Mortgage loans	143,662	149,882	143,662
Other invested assets - corporate loans	16,910	17,062	16,910
Other invested assets	1,190	1,190	1,190
Total investments — Insurance Solutions	960,627	910,659	904,287
Corporate loans of consolidated VIEs	136,044	128,806	128,806
Equity securities of consolidated VIEs	141	247	247
Total investments - Insurance Solutions, consolidated VIEs	136,185	129,053	129,053
Total investments - Insurance Solutions, including consolidated VIEs	$1,096,812	$1,039,711	$1,033,339

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations of our financial condition and results of operations should be read in conjunction with Mount Logan's condensed consolidated financial statements and the related notes within this Quarterly Report on Form 10-Q. As described in the section entitled “Cautionary Note Regarding Forward-Looking Statements,” this discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this Quarterly Report on Form 10-Q entitled “Item 1A. Risk Factors.” The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
Nature of Business

General

Mount Logan’s Business

Mount Logan, together with its consolidated subsidiaries is an alternative asset management and insurance solutions company. Mount Logan manages its business through two business segments: Asset Management and Insurance Solutions. Its Asset Management segment is focused on investing in and actively managing credit investment opportunities in North America through its wholly-owned subsidiary Mount Logan Management LLC (“ML Management”). The Insurance Solutions segment is conducted by Ability Insurance Company (“Ability”), a Nebraska domiciled insurer, that specializes in reinsuring annuity products for the increasing number of individuals seeking to fund retirement needs. Ability also holds a run-off book of long-term care policies. As of September 30, 2025, Mount Logan had a team of 21 full time employees.
Asset Management
Mount Logan’s Asset Management segment focuses on generating recurring asset management fee streams across a variety of credit investing strategies. Mount Logan raises, invests and manages funds, accounts and other vehicles with an emphasis on private credit. As of September 30, 2025, Mount Logan had a total AUM of $2.1 billion.
As an alternative asset manager, through Mount Logan’s wholly and partially owned SEC-registered investment advisers (“RIAs”), Mount Logan earns management and incentive fees for providing investment advisory and management services to multiple diversified investment vehicles, which include Mount Logan’s Insurance Solutions segment. The majority of these vehicles are permanent or semi-permanent capital, generating recurring management and fee-related performance fees from indefinite term vehicles, that are measured and received on a recurring basis, primarily focused on North American and European direct and indirect private loan origination in the middle-market across the capital structure, as well as corporate credit, specialty finance, and other mandates across managed accounts and CLOs. Mount Logan benefits from its investment in and expansion into high-growth areas of private credit and private solutions investing, including asset-backed finance, opportunistic credit, and venture and growth lending. Beyond participation in the traditional primary and secondary credit markets, through Mount Logan’s origination and corporate solutions capabilities, Mount Logan seeks to originate assets with attractive risk-adjusted returns, in the funds Mount Logan manages, through the employment of rigorous and deep diligence on the opportunities Mount Logan assesses.
Through Mount Logan’s RIAs, Mount Logan seeks to invest in well-established middle market businesses that operate across a wide range of industries (i.e., no concentration in any one industry). Mount Logan employs fundamental credit analysis, targeting investments in businesses with relatively low levels of cyclicality and operating risk. Mount Logan has experience managing levered vehicles, both public and private, and seek to enhance returns through the prudent use of leverage with a conservative approach that prioritizes downside protection and capital preservation. Mount Logan believes this strategy and approach offers attractive risk-adjusted returns with lower volatility featuring the potential for fewer defaults and greater resilience through market cycles.
The amount of fees charged for managing these assets depends on the underlying investment strategy, vehicle being managed, liquidity profile, and, ultimately, Mount Logan’s ability to generate returns for Mount Logan’s clients. After expenses associated with generating fee-related revenues, Mount Logan measures the resulting earnings stream “Fee Related Earnings” or “FRE”, which represents the primary performance measure for the Asset Management segment. FRE is the sum of (i) management fees, (ii) performance fees received from certain managed funds (iii) equity investment earnings related to fee generating vehicles, and (iv) interest income attributable to investment management activity, less (a) fee-related compensation, excluding equity-based compensation, and (b) other associated operating expenses, which excludes amortization of acquisition-related intangible assets and interest and other credit facility expenses. FRE excludes non-fee generating revenues and expenses, transaction-related charges, equity-based compensation costs, the amortization of intangible assets, the operating results of variable interest entities ("VIEs") that are included in the consolidated financial statements, and any other non-recurring income and expenses. In addition, FRE excludes interest and other financing costs related to Mount Logan not attributable to any specific segment, and corporate overhead expenses incurred to support the operations of the business rather than directly fee-related. Management considers these types of costs corporate in nature, and are included only for reconciliation purposes to income (loss) before income tax (provision) benefit.
The Asset Management segment also holds a minority interest in Sierra Crest Investment Management ("SCIM"), which manages BCP Investment Corporation (“BCIC”), formerly known as Portman Ridge Finance Corp. ("Portman" or “Portman Ridge”), a United States business development company, and Alternative Credit Income Fund ("ACIF"), a closed-end interval fund that invests in a portfolio of public and private credit investments. SCIM is majority owned by BCPA.
Insurance Solutions
Mount Logan’s Insurance Solutions segment is operated by Ability, a Nebraska domiciled insurer and reinsurer of long-term care ("LTC") policies and retirement savings products, licensed in 42 states and the District of Columbia. Upon closing of the acquisition of Ability in late 2021, ML Management entered into an investment management agreement with Ability (the "Ability IMA") to manage certain of Ability’s assets that are within the scope of ML Management’s expertise in providing investment management advisory services (the assets of Ability managed by ML Management referred to herein as the "Managed Ability Portfolio"). In the second quarter of 2022, management began to implement its plan to expand and diversify the Insurance Solutions business, including ceasing to insure new long-term care risk and, instead, reinsuring multi-year guaranteed annuity ("MYGA") policies. The Insurance Solutions segment also includes the economic benefits of the three Cornhusker CLOs (collectively, the "Cornhusker CLOs"), which represent consolidated VIEs. Annuity policies are contracts with insurers where individuals agree to pay a certain amount of money, either in a lump sum or through installments, which entitles them to receive a series of payments at a future date.
Long-term care insurance policies reimburse policyholders a daily amount, upon meeting certain requirements, for services to assist with daily living as they age. Ability's long-term care portfolio's morbidity risk has been largely reinsured to third-parties.
A reinsurance contract is a type of insurance contract that is issued by an entity (the reinsurer) to compensate another entity (the cedant) for claims arising from insurance contract(s) issued by the cedant.
Consistent with the overall business strategy, Ability assumes certain policy risks written by other insurance companies and cedes insurance risks to reinsurers. Reinsurance accounting is applied for reinsurance transactions when risk transfer provisions have been met. Ability reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. Ability does not have any assumed or ceded reinsurance contracts for the LTC line of business that do not meet risk transfer requirements. The MYGA line of business does not meet the risk requirements to qualify as an insurance contract and is therefore considered an investment contract.
Ability uses ceded reinsurance contracts in the normal course of business to manage its risk exposure. For each of its reinsurance agreements, cessions under reinsurance agreements do not discharge Ability’s obligations as the primary insurer. Reinsurance assets represent the benefit derived from reinsurance agreements in force at the reporting date, considering the financial condition of the reinsurer. Amounts recoverable from reinsurers are estimated in accordance with the terms of the relevant reinsurance contract and historical reinsurance recovery information. Amounts recoverable from reinsurers are based on what Ability believes are reasonable estimates and the balance is reported as an asset in the Insurance section of the Consolidated Statements of Financial Position. However, the ultimate amount of the reinsurance recoverable is not known until all claims are settled.
Mount Logan provides a full suite of services for Ability's investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Mount Logan’s Insurance Solutions business focuses on generating spread income by combining the two core competencies of (1) sourcing long-term, persistent liabilities through reinsurance treaties and (2) using the scale and reach of Mount Logan’s Asset Management business to actively source or originate assets with Ability's preferred risk and return characteristics. Ability's investment philosophy is to invest a portion of its assets in securities that earn an incremental yield by taking measured liquidity and complexity risk and capitalize on its long-dated, persistent liability profile to prudently achieve higher net investment earned rates, rather than assuming incremental credit risk. Because Ability maintains discipline in reinsuring attractively priced liabilities, it has the ability to invest in a broad range of high-quality assets to generate attractive earnings.
Mount Logan uses Spread Related Earnings (“SRE”) to assess the performance of the Insurance Solutions segment. SRE is a component of Segment Income that is used to assess the performance of the Insurance Solutions segment, excluding certain market volatility, which consists of investment gains (losses), other income and certain general, administrative & other expenses. For the Insurance Solutions segment, SRE equals the sum of (i) the net investment earnings on Insurance Solutions segment’s net invested assets (excluding investment earnings on funds held under reinsurance contracts and modified coinsurance (“Modco”) agreement), less (ii) cost of funds (as described below), (iii) compensation and benefits, (iv) interest expense and (v) operating expenses. SRE represents the difference between actual earnings generated on the assets and investments made and the interest or crediting rate guaranteed to policyholders or participants. Rather than increasing allocations to higher risk securities to increase yields, or returns, on the assets invested, Ability and ML Management focus on proprietary origination of high-quality, predominantly senior secured loans and assets, which Mount Logan believes reduce downside risk.
The diagram below depicts Mount Logan’s current organizational structure:

Mount Logan Capital Inc.
(Nasdaq: MLCI)
(Delaware)
100% Common Stock
100% Common Stock
Insurance Solutions Segment:
Ability Insurance Company
Asset Management Segment:
MLC US Holdings, LLC
Mount Logan Management, LLC

Note: The organizational structure chart above depicts a simplified version of the Mount Logan structure. It does not include all legal entities in the structure. The acquisition of 180 Degree Capital Corp. is reflected as part of the Asset Management segment.
Business Environment
Industry Trends and Market Conditions
Mount Logan’s asset management and insurance solutions businesses are affected by the conditions in the political environment and financial markets and economic conditions of the United States, such as changes in interest rates, availability of credit, and inflation rates (including persistent inflation). These conditions can significantly impact the performance of Mount Logan’s business, including, but not limited to, the valuation of investments, including those of the vehicles Mount Logan manages, and related income that Mount Logan may recognize.

Mount Logan carefully monitors economic and market conditions that could potentially give rise to market volatility and affect its business operations, which include inflation and benchmark interest rates. According to the U.S. Bureau of Labor Statistics, the annual U.S. inflation rate increased slightly from 2.7% as of June 30, 2025 to 3.0% as of September 30, 2025. This heightening of inflation was part of a broader trend of increasing inflationary pressures. The Federal Reserve finished the third quarter of 2025 with a benchmark interest rate target range of 4.0% to 4.25%, a 25 basis point decrease from its December 2024 meeting. At its October 2025 meeting, the Federal Reserve again lowered the target range to 3.75% to 4.0%. While the Federal Reserve in the United States and central banks in other countries have begun to cut interest rates as inflation rates have gradually weakened, they may raise rates again in the future due to ongoing inflation concerns. This potential increase, combined with reduced government spending and financial market volatility, could further elevate economic uncertainty and associated risks. Additionally, interest rate hikes or other government measures aimed at curbing inflation might lead to recessionary pressures globally. Such a recession could significantly and adversely impact Mount Logan’s business, financial condition, operational results, liquidity, and cash flows.

Moreover, Ability is materially affected by conditions in the capital markets and the U.S. economy generally. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital and credit markets may have an adverse effect on Mount Logan’s insurance business because such conditions may decrease the returns on, and value of, its investment portfolio.
Interest Rate Environment
Both medium-term and long-term rates generally declined between the second and third quarter of 2025, with the U.S. 10-year Treasury yield at 4.15% as of September 30, 2025 compared to 4.23% as of June 30, 2025. Short term rates similarly declined in the third quarter of 2025, with the 3-month secured overnight financing rate at 3.98% as of September 30, 2025 compared to 4.29% as of June 30, 2025 respectively.
With respect to the Insurance Solutions segment, Ability's investment portfolio consists predominantly of fixed maturity investments. Both rising and declining interest rates can negatively affect the income Ability derives from these interest rate spreads. During periods of rising interest rates, Ability may be contractually obligated to reimburse its clients for the greater amounts they credit on certain interest-sensitive products. However, Ability may not have the ability to immediately acquire investments with interest rates sufficient to offset the increased crediting rates on its reinsurance contracts. During periods of falling interest rates, Ability’s investment earnings will be lower because new investments in fixed maturity securities will likely bear lower interest rates. Ability may not be able to fully offset the decline in investment earnings with lower crediting rates on underlying annuity products related to certain of its reinsurance contracts. Higher interest rates may result in increased surrenders on interest-based products of Ability’s clients, which may affect its fees and earnings on those products. Lower interest rates may result in lower sales of certain insurance and investment products of Ability’s clients, which would reduce the demand for its reinsurance of these products. If interest rates remain low for an extended period, it may adversely affect Ability’s cash flows, financial condition and results of operations. Ability addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset/liability management (“ALM”) programs. As part of its investment strategy, Ability purchases floating rate investments, which are expected to perform well in a rising interest rate environment and are expected to underperform in a declining rate environment. Ability manages its floating interest rate risk in a declining rate environment through hedging activity.
As of September 30, 2025, Ability's net invested asset portfolio included $340 million of floating rate investments, or 45% of its net invested assets. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that Ability is unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. A significant majority of the MYGA policies Ability reinsures have crediting rates that reset upon renewal. While Ability has the contractual right to not accept the renewals, its willingness to do so may be limited by competitive pressures.
Significant interest rate risk may arise from mismatches in the timing of cash flows from Ability’s assets and liabilities. Management of interest rate risk at the Company-wide level, and at the various operating company levels, is one of the main risk management activities in which MLC senior management engages.
Interest Rate Sensitivity
The following table summarizes the potential impact on net income of hypothetical base rate changes in interest rates on Mount Logan’s debt investments assuming a parallel shift in the yield curve, with all other variables remaining constant for the Insurance Solutions segment. The impact of interest rates sensitivity on the Asset Management segment is immaterial.

As at	September 30, 2025	December 31, 2024
50 basis point increase [1]	$766	$1,911
50 basis point decrease [1]	(766)	(1,911)
_______________
(1)Losses are presented in brackets and gains are presented as positive numbers
Actual results may differ significantly from these sensitivity analyses. As such, the sensitivities should only be viewed as directional estimates of the underlying sensitivities for the respective factors based on the assumptions outlined above.
During the first quarter of 2024, Mount Logan entered into interest rate swaps to economically hedge fair value interest rate risk on floating rate debt investments. Mount Logan does not designate derivatives (interest rate swaps) as hedging instruments under a fair value hedge accounting model. Derivatives are initially measured at fair value with subsequent changes therein recognized in the Consolidated Statements of Comprehensive Income (Loss). Mount Logan's derivative instruments are disclosed below:

As at September 30, 2025	Notional	Derivative assets	Derivative liabilities
Interest rate swaps	$187,000	$45	$—
Total	187,000	45	—

As at December 31, 2024	Notional	Derivative assets	Derivative liabilities
Interest rate swaps	$187,000	$—	$5,192
Total	187,000	—	5,192
The interest rate swaps are recorded in the Consolidated Statement of Financial Position as "Derivatives" within the Insurance Solutions segment with the mark-to-market changes in fair value being recorded as part of "Unrealized gains (losses) on hedging instruments" within the Insurance Solutions segment on the Consolidated Statement of Comprehensive Income (Loss).
Restricted cash posted as collateral consists of cash deposited at a bank that is pledged as collateral in connection with the interest rate swaps. The table below represents the cash posted as collateral associated with open derivative positions:

As at	September 30, 2025	December 31, 2024
Restricted cash posted as collateral	$9,967	$15,716
Total	$9,967	$15,716
Overview of Results of Operations
Financial Measures under U.S. GAAP - Asset Management
The following discussion of financial measures under U.S. GAAP is based on Mount Logan's Asset Management business as of September 30, 2025.
Revenues
Management Fees
Mount Logan provides investment management services to investment funds, CLOs, managed accounts and other vehicles in exchange for a management fee. The significant growth of assets Mount Logan manages has had a positive effect on Mount Logan’s revenues. Management fees are determined quarterly using an annual rate which are generally based upon (i) a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments, or (ii) net asset value, gross assets, or as otherwise provided in the respective agreements. Management fees are recognized over time, during the period in which the related services are performed.
Incentive Fees
Mount Logan provides investment management services to investment funds, CLOs, managed accounts and other vehicles in exchange for a management fee, as discussed above and, in some cases an incentive fee, a type of performance revenue. The incentive fee consists of two parts: (i) an income incentive fee which is based on pre-incentive fee net investment income in excess of a hurdle rate and (ii) a capital gains incentive fee which is based on cumulative realized capital gains and losses and unrealized capital depreciation. Incentive fees are considered a form of variable consideration as they are based on the fund achieving certain investment return hurdles. Accordingly, the recognition of such fee is deferred until it is probable that a significant reversal in the amount of cumulative revenue will not occur, which is generally upon liquidation of the investment fund.
The following table summarizes Mount Logan’s (i) management fees and (ii) incentive fees by fee generating vehicle:

	As of September 30,		As of September 30,		For the three months ended			For the three months ended			Quarter on Quarter change in Total Fees
	2025	2024	2025	2024	September 30, 2025			September 30, 2024
	Management Fees Receivable [7]		Incentive Fees Receivable [7]		Management Fees	Incentive Fees	Total Fees	Management Fees	Incentive Fees	Total Fees	$ Change	% Change
Fee Generating Vehicle

Ability (including consolidated VIEs) [1]	$537	$512	$—	$—	$1,620	$—	$1,620	$1,501	$—	$1,501	$119	8%
BDCs [2]	—	860	—	—	125	—	125	850	—	850	(725)	-85%
CLOs [3]	1,185	791	—	—	661	—	661	791	—	791	(130)	-16%
Interval Funds [4]	109	48	430	492	364	430	794	184	492	676	118	17%
Ovation Funds [5]	139	275	—	—	383	—	383	723	251	974	(591)	-61%
Other [6]	$100	$71	$—	$—	$320	$—	$320	$215	$—	$215	$105	49%
Total Fees	$2,070	$2,557	$430	$492	$3,473	$430	$3,903	$4,264	$743	$5,007	$(1,104)	-22%

	As of September 30,		As of September 30,		For the nine months ended			For the nine months ended			Year on Year change in Total Fees
	2025	2024	2025	2024	September 30, 2025			September 30, 2024
	Management Fees Receivable [7]		Incentive Fees Receivable [7]		Management Fees	Incentive Fees	Total Fees	Management Fees	Incentive Fees	Total Fees	$ Change	% Change
Fee Generating Vehicle

Ability (including consolidated VIEs) [1]	$537	$512	$—	$—	$4,400	$—	$4,400	$4,459	$—	$4,459	$(59)	-1%
BDCs [2]	—	860	—	—	1,729	—	1,729	2,652	—	2,652	(923)	-35%
CLOs [3]	1,185	791	—	—	2,124	—	2,124	2,281	—	2,281	(157)	-7%
Interval Funds [4]	109	48	430	492	1,600	1,208	2,808	505	1,162	1,667	1,141	68%
Ovation Funds [5]	139	275	—	—	1,549	—	1,549	2,219	1,491	3,710	(2,161)	-58%
Other [6]	$100	$71	$—	$—	$899	$—	$899	$522	$—	$522	$377	72%
Total Fees	$2,070	$2,557	$430	$492	$12,301	$1,208	$13,509	$12,638	$2,653	$15,291	$(1,782)	-12%
______________
(1)ML Management earns a base management fee of 1% on the average statutory book value of the portion of Ability’s investments it manages. Management fees earned by ML Management from Ability are eliminated on consolidation.
(2)ML Management earned a base management fee of 1.75% on the gross assets of Logan Ridge Finance Corporation (“Logan Ridge”) until July 15, 2025 at which time Logan Ridge merged into Portman and became the newly merged entity - BCIC, and ML Management’s investment management agreement with Logan Ridge was terminated. Management fees earned indirectly through ML Management’s 24.99% interest in SCIM, which is the manager of BCIC (previously Portman), are excluded as management fee revenue, but are paid as cash distributions from SCIM. Upon the merger of Logan Ridge and Portman, on July 15, 2025, the Company through MLCSC Holdings LLC, a wholly owned subsidiary, entered into a profit sharing agreement with BCPSC Holdings LLC, a wholly owned subsidiary of BCPA (the “Profit-Sharing Agreement”). MLCSC is entitled to 16.03% of BCPA’s distributions from SCIM. Incremental management fees from BCIC are indirectly earned through the Profit-Sharing Agreement, and are excluded as management fee revenue, but recognized in other income.
(3)ML Management as the adviser to two CLOs, 2018-01 and 2019-01, earns senior and subordinated management fees on these vehicles, calculated on the outstanding collateral balance. CLO 2018-1 earns 0.25% senior and 0.35% subordinated fees, and 2019-1 earns 0.25% senior and 0.25% subordinated fees. These rates are fixed for the life of the transaction and are not subject to repricing.

(4)ML Management is the adviser to OCIF and earns management and incentive fees directly from this fund. Base management fees are earned at 1.25% of gross assets. Incentive fees are realized when the fund reaches a hurdle rate of return each quarter, based on the pre-incentive fee net investment income. When OCIF’s pre-incentive net investment income – i.e. interest income, dividend income and any other income accrued during the calendar quarter, less OCIF’s operating expenses for the quarter – exceeds the hurdle rate of return on OCIF’s adjusted capital of 1.5% (or 6% annualized), ML Management earns an incentive fee at 15% of the pre-incentive fee net investment income. All incentive fees recognized are considered realized as they are calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter. All recorded incentive fees have been subsequently received in cash. Separately, Mount Logan receives the economics of ACIF, which is an interval fund advised by SCIM, via a servicing agreement with SCIM over ACIF. The SCIM servicing fee over ACIF is excluded.
(5)Mount Logan as the general partner accrues base management fees, calculated monthly, due and payable either monthly or quarterly in arrears at 0.125% of the net assets in the Ovation funds. Incentive fees, calculated monthly, due and payable quarterly in arrears, are calculated as 10% of pre-incentive fee distributable income. If pre-incentive fee distributable income amounts do not exceed 0% in any fiscal quarter, such shortfall (a “High Watermark Shortfall”) will carry forward to subsequent quarters. No incentive fees are payable to the general partner in any fiscal quarter in which a High Watermark Shortfall exists.
(6)Consists of several small, closed end private funds which are sub-advised by ML Management at 1% of net assets, as well as management fees earned from a portfolio of Vista Life & Casualty Reinsurance Company’s (Vista) assets to which ML Management was appointed as the investment manager of, effective March 2025, at a rate of 1% on the average statutory book value of investments under management. Only fees which are crystallized and not subject to reversal are recognized and included.
(7)Management and incentive fees receivable are part of Other assets on the Consolidated Statement of Financial Position.
The fee rates described above are contractually fixed, however Mount Logan retains the right to voluntarily waive all or a portion of any management or incentive fee in circumstances where doing so would better align the economic interests of Mount Logan and the investors in a particular vehicle. Any such waiver would be approved by the applicable fund board.

Expenses
Compensation and Benefits
The most significant expense in Mount Logan’s Asset Management business is compensation and benefits expense. This consists of fixed salary, discretionary and non-discretionary bonuses, profit sharing expense associated with the performance fees earned and compensation expense associated with the vesting of non-cash equity-based awards. Mount Logan’s current compensation arrangements with certain of its employees include non-cash equity-based awards, which are considered to be ‘performance-based incentives.’ The non-cash equity-based awards are granted subject to management’s discretion and approval by the Board of Directors. There are no clawback provisions associated with the non-cash equity-based awards; however, they are subject to a time-based vesting requirement and continued employment. To date, Mount Logan has not paid any profit sharing associated with performance fees. Because of these performance-based incentives, as Mount Logan’s net revenues increase, Mount Logan’s compensation costs rise. Mount Logan’s compensation costs also reflect the increased investment in people as Mount Logan continues to grow its AUM both organically and inorganically.
Mount Logan grants equity awards to certain directors, officers, service providers and employees, consisting of Restricted Stock Units ("RSUs") that generally vest and become exercisable in annual installments depending on the award terms. See Note 20. Equity based compensation to Mount Logan’s condensed consolidated financial statements for further discussion of equity-based compensation.
Administration and Servicing Fees
On November 20, 2018, Mount Logan entered into a servicing agreement (the “Servicing Agreement”) with BCPA. Under the terms of the Servicing Agreement, BCPA as servicing agent (the "Servicing Agent") performs (or oversees, or arranges for, the performance of) the administrative services necessary for the operation of Mount Logan, including, without limitation, office facilities, equipment, bookkeeping and record keeping services and such other services the Servicing Agent, subject to review by the Board, shall from time to time deem necessary or useful to perform its obligations under this Servicing Agreement. The Servicing Agent is authorized to enter into sub-administration agreements as determined to be necessary in order to carry out the administrative services.
Unless earlier terminated as described below, the Servicing Agreement will remain in effect from year-to-year if approved annually by (i) the vote of the Board and (ii) the vote of a majority of Mount Logan’s independent directors. The Servicing Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by the vote of the Board or by the Servicing Agent.
Mount Logan reimburses BCPA for an allocable portion of compensation paid to Mount Logan’s Chief Financial Officer, associated management personnel (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of Mount Logan), and out-of-pocket expenses. While the Servicing Agent performs certain administrative functions for Mount Logan, the management functions of Mount Logan are wholly performed by Mount Logan’s management team.
Mount Logan provides administrative and reporting services to SCIM in respect of the management of ACIF in exchange for a servicing fee. The servicing fee is variable consideration as it is calculated quarterly based on the fees received by SCIM under its advisory agreement with ACIF, less a specified fee retained by SCIM, debt servicing expense, compensation and other certain expenses SCIM incurs in connection with investment advisory services it provides to ACIF. As Mount Logan determined it acts as the agent in this relationship, Mount Logan recognizes in income the amount it is entitled to receive or obligated to pay. In the Consolidated Statements of Financial Position, uncollected amounts are classified as Due from related parties when money is owed to Mount Logan and money owed by Mount Logan is presented as Due to related parties.
Financial Measures under U.S. GAAP - Insurance Solutions
The following discussion of financial measures under U.S. GAAP is based on Mount Logan’s Insurance Solutions business, which is operated by Ability, as of September 30, 2025.
Revenues
Net Premiums
Net premiums for long-duration contracts, including products with fixed and guaranteed premiums and benefits, are recognized as revenue when due from policyholders. Insurance premiums are reported net of reinsurance ceded premiums.
Product Charges
Product charges mainly include surrender charges on MYGA product which are earned when assessed against policyholder account balances during the period.
Net Investment Income
Net investment income is a significant component of Ability's total revenues. Ability recognizes investment income as it accrues or is legally due, net of investment management and custody fees. Investment income on fixed maturity securities includes coupon interest, as well as the amortization of any premium and the accretion of any discount. Investment income on equity securities represents dividend income and preferred coupon interest.
Net gains (losses) from investment activities
Investment related gains (losses) primarily consist of (i) realized gains and losses on sales of investments, (ii) unrealized gains and losses on trading securities, (iii) unrealized gains and losses on equity securities, (iv) changes in the fair value of the embedded derivatives and derivatives not designated as a hedge, and (v) changes in the provision for credit losses.
Net revenues of consolidated variable interest entities
Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are presented within net revenues of consolidated variable interest entities.
Net investment income (loss) on funds withheld
Net gains (losses) on funds withheld consists of investment activity pertaining to funds withheld assets which includes any interest income, unrealized gains, and losses, and realized gains and losses from sales of these assets.
Ceded reinsurance – Funds withheld with Front Street Re
Mount Logan has a coinsurance with funds withheld arrangement with Front Street Re covering a significant portion of the LTC business (the “Medico” block of policies). Under the funds withheld arrangement, assets are retained by Mount Logan; however, all investment activity pertaining to those assets are passed through to Front Street Re. Investment activity includes any interest income, unrealized gains, and losses, and realized gains and losses from sales of these assets.  The liability for this funds held arrangement is in the liability section of the Insurance section of the Consolidated Statements of Financial Position, and the income statement items related to this contract are in the line item net investment income (loss) on funds withheld in the Insurance section of the Consolidated Statement of Operations.

Ceded reinsurance – Modified coinsurance with Vista Life and Casualty Reinsurance Company
Mount Logan also has a modified coinsurance (“Modco”) agreement with Vista Life and Casualty Reinsurance Company (“Vista”). Pursuant to such agreement, Mount Logan retains assets in a designated custody account to support the quota share of the ceded Modco reserves. Similar to a funds withheld arrangement, all investment activity pertaining to those assets are passed through to Vista. Investment activity includes any interest income, unrealized gains, and losses, and realized gains and losses from sales on these assets.  The liability for this funds held agreement is netted against the reinsurance recoverable of the Insurance section of the Consolidated Statements of Financial Position, and the income statement items related to this contract are in the line item net investment income (loss) on funds withheld in the Insurance Consolidated Statement of Operations.
Expenses
Interest sensitive contract benefits
Liabilities for the MYGA investment contracts equal the account value, that is, the amount that accrues to the benefit of the contract or policyholder including credited interest and assessments through the financial statement date. Changes in interest sensitive contract liabilities, excluding deposits and withdrawals, are recorded in interest sensitive contract benefits or product charges on the consolidated statements of operations.
Net policy benefit and claims
Net policy benefit and claims represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums. The liability is measured for each group of contracts (i.e., cohorts) using current cash flow assumptions. Contracts are grouped into cohorts by line of business, product type and cash flow streams, based on the date the policy was acquired (which for the entire LTC portfolio is the date of the acquisition of Ability). Future policy benefit reserves are adjusted each period because of updating lifetime net premium ratios for differences between actual and expected experience with the retroactive effect of those variances recognized in current period earnings. Mount Logan reviews at least annually in the third quarter, future policy benefit reserves cash flow assumptions, and if the review concludes that the assumptions need to be updated, future policy benefit reserves are adjusted retroactively based on the revised net premium ratio using actual historical experience, updated cash flow assumptions, and the locked-in discount rate with the effect of those changes recognized in current period earnings.
As Mount Logan’s LTC business is in run-off, the locked-in discount rate is used for the computation of interest accretion on future policy benefit reserves recognized in earnings. However, cash flows used to estimate future policy benefit reserves are also discounted using an upper-medium grade (i.e., low credit risk) fixed-income instrument yield reflecting the duration characteristics of the liabilities and is updated each reporting period with changes recorded in Accumulated Other Comprehensive Income (“AOCI”). As a result, changes in the current discount rate at each reporting period are recognized as an adjustment to AOCI and not earnings each period, whereas, changes relating to cash flow assumptions are recognized in the Insurance Statement of Earnings (Loss).
Amortization of deferred acquisition costs
Mount Logan incurs significant costs in connection with its renewals for its MYGA business. Costs that are related directly to the successful acquisition or renewal of MYGA contracts are capitalized as Deferred Acquisition Costs (“DAC”).  Such costs for Mount Logan are comprised mostly of incremental direct costs of contract acquisitions, which for Mount Logan are primarily commissions. Deferred acquisition costs will be amortized to expense on a straight-line basis, at the individual level over the expected term of the related contract.
All other acquisition-related costs, as well as all indirect costs, are expensed as incurred.
Compensation and Benefits
This consists of fixed salary, discretionary and non-discretionary bonuses.
Interest expense
This includes interest expense on the debt obligations.

General, administrative and other
General, administrative and other expenses include normal operating expenses, integration, restructuring and other non-operating expenses.
Other Financial Measures under U.S. GAAP
Income Taxes
Mount Logan’s income tax expense increased in the third quarter of 2025 compared to the third quarter of 2024. In the three months ended September 30, 2025 Mount Logan incurred an income tax expense of $2.3 million while in the three months ended September 30, 2024 Mount Logan incurred an income tax expense of $0.3 million. Mount Logan’s income tax expense also increased in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. For the year to date September 30, 2025 Mount Logan incurred an income tax expense of $2.3 million while for the year to date September 30, 2024 Mount Logan incurred an income tax expense of $0.5 million. Income taxes were higher in 2025 due to a valuation allowance that has been established to offset certain deferred tax assets as management determined that it is more likely than not that such deferred tax assets will not be realized, driving up the deferred tax expense for the 2025 period.

Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures
Mount Logan believes that the presentation of Segment Income supplements a reader’s understanding of the economic operating performance of each of Mount Logan’s segments.
Segment Income is the key performance measure used by management in evaluating the performance of the Asset Management and Insurance Solutions segments. See Note 23. Segments to the condensed consolidated financial statements for more details regarding the components of Segment Income and management’s consideration of Segment Income. Mount Logan believes that Segment Income is helpful for an understanding of Mount Logan’s business and that investors should review the same supplemental financial measure that management uses to analyze Mount Logan’s segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed in “Overview of Results of Operations” that have been prepared in accordance with U.S. GAAP.
Fee Related Earnings and Spread Related Earnings
Fee Related Earnings (“FRE”) is a component of Segment Income that is used to assess the performance of the Asset Management segment. FRE is the sum of (i) management fees, (ii) performance fees received from certain managed funds (iii) equity investment earnings related to fee generating vehicles, and (iv) interest income attributable to investment management activity, less (a) fee-related compensation, excluding equity-based compensation, and (b) other associated operating expenses, which excludes amortization of acquisition-related intangible assets and interest and other credit facility expenses.
FRE excludes non-fee generating revenues and expenses, transaction-related charges, equity-based compensation costs, the amortization and/or impairment of intangible assets, the operating results of VIEs that are included in the consolidated financial statements, and any other non-recurring income and expenses. In addition, FRE excludes interest and other financing costs related to the Company not attributable to any specific segment, and corporate overhead expenses incurred to support the operations of the business rather than directly fee-related. Management considers these types of costs corporate in nature, and are included only for reconciliation purposes to income (loss) before income tax (provision) benefit.
Spread Related Earnings (“SRE”) is a component of Segment Income that is used to assess the performance of the Insurance Solutions segment, excluding certain market volatility, which consists of investment gains (losses), other income and certain general, administrative & other expenses. For the Insurance Solutions segment, SRE equals the sum of (i) the net investment earnings on Insurance Solutions segment’s net invested assets (excluding investment earnings on funds held under reinsurance contracts and Modco agreement), less (ii) cost of funds (as described below), (iii) compensation and benefits, (iv) interest expense and (v) operating expenses.
Cost of funds includes liability costs associated with the crediting cost on MYGA liabilities as well as other liability costs. Other liability costs include DAC amortization, the cost of liabilities associated with LTC, net of reinsurance, which includes change in reserves, premiums, actual claim experience including related expenses and certain product charges related to MYGA.

Mount Logan uses FRE and SRE as measures of operating performance, not as measures of liquidity. These measures should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of these measures without consideration of their related U.S. GAAP measures is not adequate due to the adjustments described above.
Results of Operations
Below is a discussion of Mount Logan’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024. For additional analysis of the factors that affected Mount Logan’s results at the segment level, see “Segment Analysis” below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
					($ in thousands)
REVENUES
Asset Management
Management fees	1,851	2,763	(912)	-33%	7,900	8,179	(279)	-3%
Incentive fees	431	742	(311)	-42%	1,208	2,653	(1,445)	-54%
Equity investment earning	481	74	407	550%	805	241	564	234%
	2,763	3,579	(816)	-23%	9,913	11,073	(1,160)	-10%
Insurance Solutions
Net Premiums	(4,492)	(4,084)	(408)	10%	(12,743)	(11,414)	(1,329)	12%
Product charges	184	89	95	NM	1,766	196	1,570	NM
Net investment income	16,992	19,413	(2,421)	-12%	48,621	55,813	(7,192)	-13%
Net gains (losses) from investment activities	3,775	5,239	(1,464)	-28%	9,085	3,172	5,913	186%
Net revenues of consolidated variable interest entities	2,797	3,757	(960)	-26%	9,979	12,400	(2,421)	-20%
Net investment income (loss) on funds withheld	(10,656)	(15,373)	4,717	-31%	(23,232)	(30,685)	7,453	-24%
Other income	76	86	(10)	NM	230	244	(14)	NM
	8,676	9,127	(451)	-5%	33,706	29,726	3,980	13%
Total revenues	11,439	12,706	(1,267)	-10%	43,619	40,799	2,820	7%
EXPENSES
Asset Management
Administration and servicing fees	1,564	1,372	192	14%	4,613	4,747	(134)	-3%
Transaction costs	3,185	200	2,985	NM	10,483	253	10,230	NM
Compensation and benefits	4,161	1,967	2,194	112%	8,377	5,543	2,834	51%
Amortization and impairment of intangible assets	8,272	482	7,790	1616%	11,071	1,446	9,625	666%
Interest and other credit facility expenses	1,970	1,664	306	18%	5,876	5,027	849	17%
General, administrative and other	2,980	1,530	1,450	95%	5,961	4,804	1,157	24%
	22,132	7,215	14,917	207%	46,381	21,820	24,561	113%

Insurance Solutions
Net policy benefit and claims (remeasurement gain on policy liabilities of $3,846 and $6,871 and $3,751 and $11,057 for the three and nine months ended September 30, 2025 and 2024, respectively)	(2,118)	(1,392)	(726)	52%	(1,389)	(6,540)	5,151	-79%
Interest sensitive contract benefits	4,154	3,932	222	6%	11,969	11,070	899	8%
Amortization of deferred acquisition costs	929	563	366	65%	2,389	1,600	789	49%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
					($ in thousands)
Compensation and benefits	73	471	(398)	-85%	540	1,120	(580)	-52%
Interest expense	408	328	80	24%	1,143	984	159	16%
General, administrative and other (including related party amounts of $1,773 and $5,258 and $1,829 and $5,399 for the three and nine months ended September 30, 2025 and 2024, respectively)	3,338	4,153	(815)	-20%	10,294	12,759	(2,465)	-19%
	6,784	8,055	(1,271)	-16%	24,946	20,993	3,953	19%
Total expenses	28,916	15,270	13,646	89%	71,327	42,813	28,514	67%
Investment and other income (Loss) - Asset Management
Net gains (losses) from investment activities	1,342	28	1,314	NM	3,050	(1,086)	4,136	-381%
Dividend income	22	71	(49)	-69%	89	296	(207)	-70%
Interest income	275	274	1	—%	814	817	(3)	—%
Other income (loss), net	251	69	182	264%	556	69	487	706%
Gain on acquisition	4,457	—	4,457	NM	4,457	—	4,457	NM
Total investment and other income (loss)	6,347	442	5,905	1336%	8,966	96	8,870	9240%
Income (loss) before taxes	(11,130)	(2,122)	(9,008)	425%	(18,742)	(1,918)	(16,824)	877%
Income tax (expense) benefit — Asset Management	(2,306)	(309)	(1,997)	646%	(2,333)	(493)	(1,840)	373%
Net income (loss)	(13,436)	(2,431)	(11,005)	453%	(21,075)	(2,411)	(18,664)	774%
______________
Note: “NM” denotes not meaningful.
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
In this section, references to 2025 refer to the three months ended September 30, 2025 and references to 2024 refer to the three months ended September 30, 2024.
Asset Management Segment
Revenues
Revenues were $2.8 million in 2025, a decrease of $0.8 million from $3.6 million in 2024, driven by a decrease in management and incentive fees, offset by an increase in equity investment earnings.
The $0.9 million decrease in management fees was primarily driven by the merging of Logan Ridge into Portman Ridge on July 15, 2025 and the wind down of the Ovation funds. The existing Logan Ridge investment management agreement (“IMA”) was terminated and therefore, the Company's management fee stream from Logan Ridge ceased. For additional information on the changes to results of operations as as a result of this transaction, refer to the Equity investment earnings discussion and Investment and Other Income (loss) discussion below. The Ovation fee stream decreased as the fund continues to wind down. The decrease in fees was partially offset by the Vista investment management agreement, which commenced during the first quarter of 2025, and the increase in OCIF management fees due to the increase in AUM in 2025 compared to 2024.
The $0.3 million decrease in incentive fees was primarily driven by investment write-downs in the Ovation funds which resulted in $nil Ovation incentive fees being earned in 2025, compared to $0.3 million earned in 2024. Given the underlying Ovation fund is in wind down, no further incentive fees are anticipated to be earned going forward.

Equity investment earnings increased by $0.4 million due to better net income results in SCIM, which were primarily driven by the decrease in professional fee spend due to active management efforts to reduce costs and elimination of the legacy cost reimbursement program at SCIM upon the Logan Ridge and Portman merger. SCIM was the adviser of Portman and effective July 15, 2025, upon closing of the merger of Logan Ridge and Portman, became the advisor to the combined company, renamed BCP Investment Corporation (“BCIC”).
Expenses
Expenses were $22.1 million in 2025, an increase of $14.9 million from $7.2 million in 2024, driven by increases in transaction costs, amortization and impairment of intangibles, compensation and benefits costs, general, administrative and other expenses, interest and credit facility expenses and administration and servicing fees.
Transaction costs increased $3.0 million in 2025 primarily due to deal costs related to Mount Logan’s merger with TURN. Refer to Note 3. Business combinations of the Company’s Condensed Consolidated Financial Statements for further detail.

Amortization and impairment of intangible assets increased by $7.8 million in 2025 primarily due to the impairment of the Logan Ridge IMA as the entity merged with Portman Ridge, as discussed above. The impairment charge of $19.2 million was offset by a gain recorded upon recognition of a new profit sharing agreement between the Company and the parent entity of SCIM whereby the Company is entitled to receive 16.03% of the distributions received by the parent entity. Given SCIM is the manager of BCIC, the Company’s profit sharing interest under the agreement is driven by BCIC management and performance fees. The value of the profit sharing agreement was determined to be $11.2 million and is considered an indefinite lived intangible asset. Income earned as a result of the profit sharing agreement is recorded as “Other income (loss), net” on the condensed consolidated statement of operations.
Compensation and benefits costs increased by $2.2 million in 2025 primarily due to the acceleration of the RSUs vesting upon change in control related to Mount Logan’s merger with TURN and severance costs for several individuals.
General, administrative and other expenses increased $1.5 million in 2025 primarily due to an agreement the Company through ML Management entered into with Logan Ridge in connection with the Logan-Portman merger, whereby upon the closing of the merger, as Logan Ridge's investment adviser, Mount Logan Management financed a pre-closing cash dividend to Logan Ridge shareholders.
Interest and other credit facility expenses increased $0.3 million in 2025 due to increased borrowings from upsizing our existing credit facility during the fourth quarter of 2024 and the amortization of deferred financing costs associated with the upsize, and growing paid in kind interest on the debenture units.

Administration and servicing fees increased by $0.2 million due to increased administration fees of $1.0 million due to increased reliance on BC Partners for services provided under the administration agreement. The increase in administration fees was partially offset by the decrease in administrative expenses related to a closed end private fund sub-advised by ML Management and the decrease in sub-investment management expenses. Administrative expenses related to the fund ML Management sub-advises decreased due to active management efforts to reduce costs, while sub-investment management expenses decreased primarily due to fee waivers provided by one sub-investment manager.
Investment and Other Income (Loss)
Total investment and other income increased $5.9 million primarily driven by a $4.5 million gain realized upon the reverse acquisition of TURN on September 12, 2025 (refer to Note 3. Business combinations of the condensed consolidated financial statements for further details regarding this transaction), and unrealized gains on investments including on the portfolio acquired with the TURN merger. The remaining increase was driven by new income earned as a result of the Profit-Sharing Agreement (refer to Note 22. Related parties of the condensed consolidated financial statements for further details regarding this agreement).
Insurance Solutions Segment
Revenues
Revenues were $8.7 million in 2025, a decrease of $0.5 million from $9.1 million in 2024. The decrease was primarily driven by decreases in net investment income, net gains (losses) from investment activities, net revenue of consolidated VIEs, and net premiums. These decreases in revenue were partially offset by increase in net investment income (loss) on funds withheld and product charges.

Net investment income was $17.0 million in 2025, a decrease of $2.4 million from $19.4 million in 2024, primarily due to decline in SOFR compared to prior quarter in 2025, whereas it was relatively flat quarter over quarter in 2024. SOFR fell from approximately 4.52% in the second quarter of 2025 to approximately 4.33% in the third quarter of 2025, a decline of 19 basis points, while SOFR was relatively flat between the second and third quarter of 2024.
Net gains (losses) from investment activities were gains of $3.8 million in 2025, a decrease of $1.5 million from gains of $5.2 million in 2024, primarily due to higher realized losses and lower unrealized gains on downgraded assets.
Net revenues of consolidated VIEs were $2.8 million in 2025, a decrease of $1.0 million from $3.8 million in 2024, primarily driven by higher unrealized losses and lower interest income and realized gains in 2025 compared to 2024.
Net premiums were ($4.5) million in 2025, a decrease of $0.4 million from ($4.1) million in 2024. The negative net premium reflects ceded premiums exceeding direct and assumed premiums within the LTC business, primarily due to additional ceded premium paid to transfer a substantial portion of LTC related risk under a reinsurance arrangement. The decrease in net premiums was primarily driven by a decrease of $0.8 million in direct and assumed premium compared to 2024, partially offset by a decrease of $0.4 million in ceded premium related to the LTC business compared to 2024.
Net investment income (loss) on funds withheld were a loss of ($10.7) million in 2025, which reflects an increase of $4.7 million from a loss of ($15.4) million in 2024. This increase was primarily driven by decline in income attributable to funds withheld assets due to lower interest income and unrealized gain in 2025 compared to 2024.
Product charges were $0.2 million in 2025, which reflects an increase of $0.1 million from $0.1 million in 2024, primarily driven by an increase in surrenders of MYGA policies in 2025 compared to 2024 which resulted in higher surrender charges/product charges paid by policyholders in 2025.
Expenses
Expenses were $6.8 million in 2025, a decrease of $1.3 million from $8.1 million in 2024. The decrease was driven by decreases in net policy benefit & claims, and general, administrative & other expenses. These decreases were partially offset by increases in interest sensitive contract benefits and DAC amortization.
Net policy benefit and claims were ($2.1) million in 2025, a decrease of $0.7 million from ($1.4) million in 2024, primarily driven by lower claims and decline in the provision for credit losses on reinsurance recoverable.
Interest sensitive contract benefits were $4.2 million in 2025, an increase of $0.2 million from $3.9 million in 2024, primarily driven by interest accretion on the additional MYGA block assumed from NSG in the second quarter of 2025.
DAC amortization was $0.9 million in 2025, an increase of $0.4 million from $0.6 million in 2024, primarily due to the acquisition cost related to additional MYGA block assumed from NSG in the second quarter of 2025, as well as due to increased surrenders of existing MYGA policies.
General, administrative & other expenses were $3.3 million in 2025, a decrease of $0.8 million from $4.2 million in 2024. Expenses were lower in 2025 primarily due to the absence of new MYGA business, which reduced MYGA related costs in 2025 compared to 2024. Additionally, consulting and legal expenses declined in 2025 compared to 2024. Valuation costs also decreased in 2025 following the transition to a new valuation service provider in the fourth quarter of 2024.
Income Tax (Provision) Benefit
Mount Logan’s income tax expense was $2.3 million in 2025, a change from the income tax expense of $0.3 million in 2024. Income taxes were higher in 2025 due to the valuation allowance established to offset certain deferred tax assets as management determined that it is more likely than not that such deferred tax assets will not be realized, driving up the deferred tax expense for the 2025 period. The (provision) benefit for income taxes includes federal, state, local and foreign income taxes, resulting in an effective income tax rate of (20.72%) and (14.56%) for 2025 and 2024, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate was due to the transaction costs which are treated as a permanent difference for tax purposes. See Note 18. Income taxes to the condensed consolidated financial statements for further details regarding Mount Logan’s income tax (provision) benefit.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
In this section, references to 2025 refer to the nine months ended September 30, 2025 and references to 2024 refer to the nine months ended September 30, 2024.
Asset Management Segment
Revenues
Revenues were $9.9 million in 2025, a decrease of $1.2 million from $11.1 million in 2024, driven by a decrease in incentive fees and management fees, partially offset by an increase in equity investment earnings.
The $1.4 million decrease in incentive fees was primarily driven by investment write-downs in the Ovation funds which resulted in $nil Ovation incentive fees being earned in 2025, compared to $1.5 million fees earned in 2024. Given the underlying Ovation fund is in wind down, no further incentive fees are anticipated to be earned going forward.
Management fees decreased $0.3 million primarily due to the merging of Logan Ridge into Portman on July 15, 2025, and the wind down of the Ovation funds. The existing Logan Ridge IMA was terminated and therefore, the Company's management fee stream from Logan Ridge ceased. For additional information on the changes to results of operations as as a result of this transaction, refer to the Equity investment earnings discussion and Investment and Other Income (loss) discussion below. The Ovation fee stream decreased as the fund continues to wind down. The decrease in fees was partially offset by the Vista investment management agreement, which commenced during the first quarter of 2025 and the increase in AUM across OCIF and a closed end private fund sub-advised by ML Management.
Equity investment earnings increased by $0.6 million due to better net income results in SCIM, which were primarily driven by the decrease in professional fee spend due to active management efforts to reduce costs and elimination of the legacy cost reimbursement program at SCIM upon the Logan Ridge and Portman Ridge merger. SCIM was the adviser of Portman Ridge and effective July 15, 2025, upon closing of the merger of Logan Ridge and Portman Ridge, became the advisor to the combined company, renamed BCP Investment Corporation (“BCIC”).
Expenses
Expenses were $46.4 million in 2025, an increase of $24.6 million from $21.8 million in 2024, driven by increases in transaction costs, amortization and impairment of intangibles, compensation and benefits, general, administrative and other expenses and interest and credit facility expenses, partially offset by the decrease in administration and servicing fees.
Transaction costs increased $10.2 million in 2025 primarily due to deal costs related to Mount Logan’s merger with TURN.
Amortization and impairment of intangible assets increased $9.6 million in 2025 due to the impairment of the Logan Ridge Investment Management Agreement as the entity merged with Portman Ridge, as discussed above. The impairment charge of $19.2 million was offset by a gain recorded upon recognition of a new profit sharing agreement between the Company and the parent entity of SCIM whereby the Company is entitled to receive 16.03% of the distributions received by the parent entity. Given SCIM is the manager of BCIC, the Company’s profit sharing interest under the agreement is driven by BCIC management and performance fees. The value of the profit sharing agreement was determined to be $11.2 million and is considered an indefinite lived intangible asset. Income earned as a result of the profit sharing agreement is recorded as “Other income (loss), net” on the condensed consolidated statement of operations. Further, the decrease in the remaining useful life and change in amortization method on the IMA purchased in the Ovation GP acquisition, as the underlying fund is being wound down, resulted in higher amortization expense in 2025 compared to 2024.
Compensation and benefits increased $2.8 million in 2025 primarily due to the acceleration of the RSUs vesting upon change in control related to Mount Logan’s merger with TURN and severance costs for several individuals.
General, administrative and other expenses increased $1.2 million in 2025 primarily due to an agreement the Company through ML Management entered into with Logan Ridge in connection with the Logan-Portman merger, whereby upon the closing of the merger, as Logan Ridge's investment adviser, Mount Logan Management financed a pre-closing cash dividend to Logan Ridge shareholders.

Interest and other credit facility expenses increased $0.8 million in 2025 due to increased borrowings from upsizing our existing credit facility during the fourth quarter of 2024 and the amortization of deferred financing costs associated with the upsize, and growing paid in kind interest on the debenture units.

Administration and servicing fees were relatively flat in 2025 compared to 2024 as the increase in administrative fees were offset by decreases in servicing fees and sub-investment management expenses. Administrative fees paid to BC Partners increased by $0.7 million due to increased reliance on BC Partners for services provided under the administration agreement. The decrease in servicing fees due to the decrease in net economic loss attributable to Mount Logan’s service agreement with SCIM by $0.4 million and the decrease in sub-investment management expenses. Mount Logan’s servicing agreement with SCIM is for ACIF, an interval fund, and is calculated as the gross management and incentive fees paid by ACIF net of expenses incurred under the servicing agreement. The decrease in economic loss attributable to the servicing agreement with SCIM was primarily driven by a decrease in expenses under the agreement due to compensation costs moving directly to Mount Logan, and non-recurring costs incurred in 2024 related to ACIF expense write-offs. Sub-investment management expenses decreased by $0.3 million primarily due to fee waivers provided by one sub-investment manager. Administrative expenses related to a closed end private fund sub-advised by ML Management also decreased due to active management efforts to reduce costs
Investment and Other Income (Loss)
Total investment and other income increased $8.9 million primarily driven by a $4.5 million gain realized upon the reverse acquisition of TURN on September 12, 2025 (refer to Note 3. Business combinations of the condensed consolidated financial statements for further details regarding this transaction), unrealized gains on investments including on the portfolio acquired with the TURN merger, and unrealized gains on the seller note issued in relation to the Capitala acquisition (refer to Note 12. Debt obligations of the condensed consolidated financial statements for further details regarding Mount Logan’s debt obligations). The remaining increase was driven by new income earned as a result of the Profit-Sharing Agreement.
The increase in total investment and other income was partially offset by a decrease in dividend income from the partial redemption of OCIF shares.

Insurance Solutions Segment
Revenues
Revenues were $33.7 million in 2025, an increase of $4.0 million from $29.7 million in 2024. The increase was primarily driven by increases in net gains (losses) from investment activities, net investment income (loss) on funds withheld and product charges. These increases were partially offset by decreases in net investment income, net revenue of consolidated VIEs, and net premiums.
Net gains (losses) from investment activities were gains of $9.1 million in 2025, an increase of $5.9 million from gains of $3.2 million in 2024, primarily due to higher unrealized gains, partially offset by higher realized losses. The higher unrealized gain was primarily driven from favorable change in the fair value of investment assets due to a decrease in yields in 2025 compared to 2024.
Net investment income (loss) on funds withheld were a loss of ($23.2) million in 2025, which reflects an increase of $7.5 million from a loss of ($30.7) million in 2024. This increase was primarily driven by decline in income attributable to funds withheld assets due to lower interest income and higher realized losses and investment management expenses in 2025 compared to 2024.
Product charges were $1.8 million in 2025, which reflects an increase of $1.6 million from $0.2 million in 2024, primarily driven by an increase in surrenders of MYGA policies in 2025 compared to 2024 which resulted in higher surrender charges/product charges paid by policyholders in 2025.
Net investment income was $48.6 million in 2025, a decrease of $7.2 million from $55.8 million in 2024, primarily due to significant drop in SOFR compared to prior year period. SOFR fell from approximately 5.27% in the third quarter of 2024 to approximately 4.33% in the third quarter of 2025, a decline of about 94 basis points, which resulted in lower income on floating rate assets.

Net revenues of consolidated VIEs were $10.0 million in 2025, a decrease of $2.4 million from $12.4 million in 2024, primarily driven by higher unrealized losses and lower interest income and realized gains in 2025 compared to 2024.
Net premiums were ($12.7) million in 2025, a decrease of $1.3 million from ($11.4) million in 2024. The negative net premium reflects ceded premiums exceeding direct and assumed premiums within the LTC business, primarily due to additional ceded premium paid to transfer a substantial portion of LTC related risk under a reinsurance arrangement. The decrease in net premiums was primarily driven by a decrease of $2.0 million in direct/assumed premium compared to 2024, partially offset by a decrease of $0.7 million in ceded premium related to the LTC business compared to 2024.
Expenses
Expenses were $24.9 million in 2025, an increase of $4.0 million from $21.0 million in 2024. The increase was driven by increases in net policy benefit & claims, interest sensitive contract benefits, and DAC amortization. These increases were partially offset by a decrease in general, administrative & other expenses.
Net policy benefits and claims were $(1.4) million in 2025, an increase of $5.2 million from ($6.5) million in 2024, primarily driven by increased claims and a higher provision for credit losses on reinsurance. Additionally, reserve change on the Guardian block within Long term care business had a favorable impact in 2024, whereas the same block experienced an adverse impact in first nine months of 2025 due to updated cash flow projections.
Interest sensitive contract benefits were $12.0 million in 2025, an increase of $0.9 million from $11.1 million in 2024, primarily driven by interest accretion on additional MYGA block assumed from NSG in the second quarter of 2025.
DAC amortization was $2.4 million in 2025, an increase of $0.8 million from $1.6 million in 2024, primarily due to the acquisition cost related to additional MYGA block assumed from NSG in the second quarter of 2025, as well as due to increased surrenders of existing MYGA policies in 2025 compared to 2024.
General, administrative & other expenses were $10.3 million in 2025, a decrease of $2.5 million from $12.8 million in 2024. Expenses were lower in 2025 primarily due to a reduction in new MYGA business in 2025 compared to 2024, which decreased MYGA related costs. Additionally, consulting and legal expenses also declined and valuation costs were reduced in 2025 following the transition to a new valuation service provider in the fourth quarter of 2024.
Income Tax (Provision) Benefit
Mount Logan’s income tax expense was $2.3 million in 2025, an increase from the income tax expense of $0.5 million in 2024. Income taxes were higher in 2025 due to the valuation allowance established to offset certain deferred tax assets as management determined that it is more likely than not that such deferred tax assets will not be realized, driving up the deferred tax expense for the 2025 period. The (provision) benefit for income taxes includes federal, state, local and foreign income taxes, resulting in an effective income tax rate of (12.45%) and (25.72%) for 2025 and 2024, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate was due to the transaction costs which are treated as a permanent difference for tax purposes. See Note 18. Income taxes to the condensed consolidated financial statements for further details regarding Mount Logan’s income tax (provision) benefit.

Segment Analysis

Discussed below are Mount Logan’s results of operations for each of Mount Logan’s reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See Note 23. Segments to Mount Logan’s condensed consolidated financial statements for more information regarding Mount Logan’s segment reporting.

Asset Management
The following tables presents FRE, the performance measure of Mount Logan’s Asset Management segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Asset Management
Management fees	$3,471	$4,264	$(793)	(18.6)%	$12,300	$12,638	$(338)	(2.7)%
Incentive fees	431	742	(311)	(41.9)%	1,208	2,653	(1,445)	(54.5)%
Equity investment earnings	481	74	407	550.0%	805	241	564	234.0%
Interest income¹	275	274	1	0.4%	814	817	(3)	(0.4)%
Other fee-related income	262	—	262	NM	262	—	262	NM
Fee-related compensation	(1,175)	(1,204)	29	(2.4)%	(3,777)	(3,588)	(189)	5.3%
Other operating expenses:
Administration and servicing fees	(896)	(921)	25	(2.7)%	(2,834)	(3,501)	667	(19.1)%
General, administrative and other	(326)	(665)	339	(51.0)%	(1,764)	(2,333)	569	(24.4)%
Fee related earnings	2,523	2,564	(41)	(1.6)%	7,014	6,927	87	1.3%
______________
Note: “NM” denotes not meaningful.
(1)Represents interest income on a loan asset related to a fee generating vehicle
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
In this section, references to 2025 refer to the three months ended September 30, 2025, and references to 2024 refer to the three months ended September 30, 2024.
FRE was $2.5 million in 2025, remaining relatively flat compared to $2.6 million in 2024. FRE was relatively flat primarily because the decrease in management and incentive fees was offset by the increase in equity investment earnings and other fee-related income, and the decrease in general, administrative and other expenses.
Management fees decreased by $0.8 million primarily driven by the merging of Logan Ridge into Portman Ridge on July 15, 2025 and the wind down of the Ovation funds. The existing Logan Ridge IMA agreement was terminated and therefore, the Company's management fee stream from Logan Ridge ceased. The Ovation fee stream decreased as the fund continues to wind down. This decrease in fees was slightly offset by increased management fees from Ability and OCIF as fee earning AUM increased, and the new fee stream from the IMA signed with Vista in 2025.
Incentive fees decreased by $0.3 million primarily driven by investment write-downs in the Ovation funds which resulted in $nil Ovation incentive fees being earned in 2025, compared to $0.3 million earned in 2024. Given the underlying Ovation fund is in wind down, no further incentive fees are anticipated to be earned going forward.

Equity investment earnings increased by $0.4 million due to better net income results in SCIM, which were driven by the decrease in professional fee spend due to active management efforts to reduce costs, and elimination of the legacy cost reimbursement program at SCIM upon the Logan Ridge and Portman Ridge merger. SCIM was the adviser of Portman Ridge and effective July 15, 2025, upon closing of the merger of Logan Ridge and Portman Ridge, became the advisor to the combined company, renamed BCP Investment Corporation (“BCIC”).
Other fee-related income represents the income earned from the new profit sharing agreement entered into in July 2025 between Mount Logan and the owner of SCIM. This fee represents 16.03% of the distributions received by the parent entity of SCIM via the profit sharing agreement.

General, administrative and other expenses decreased by $0.3 million due to lower professional fees incurred by the Asset Management segment.

Fee-related compensation remained relatively flat as lower bonus payments in 2025, reflecting declining performance of the Ovation fund, which is currently in wind down, were partially offset by severance costs to reduce headcount.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
In this section, references to 2025 refer to the nine months ended September 30, 2025, and references to 2024 refer to the nine months ended September 30, 2024.
FRE remained relatively flat at $7.0 million in 2025 and 2024 as the decrease in management and incentive fees, plus increase in fee-related compensation, were offset by the increase in equity investment earnings and other fee-related income, and the decrease in administration and servicing fees as well as lower general, administrative, and other expenses.
Management fees decreased by $0.3 million primarily due to the merging of Logan Ridge into Portman Ridge on July 15, 2025, and the wind down of the Ovation funds. The existing Logan Ridge IMA was terminated and therefore, the Company's management fee stream from Logan Ridge ceased. The Ovation fee stream decreased as the fund continues to wind down. The decrease in fees was partially offset by the Vista investment management agreement, which commenced during the first quarter of 2025 and the increase in AUM across OCIF and a closed end private fund sub-advised by ML Management.
Incentive fees decreased by $1.4 million primarily driven by investment write-downs in the Ovation funds which resulted in $nil Ovation incentive fees being earned in 2025, compared to $1.5 million earned in 2024. Given the underlying Ovation fund is in wind down, no further incentive fees are anticipated to be earned going forward. The decrease was partially offset by the slight increase in OCIF incentive fees between 2024 and 2025.

Equity investment earnings increased by $0.6 million due to better net income results in SCIM, which were primarily driven by the decrease in professional fee spend due to active management efforts to reduce costs and elimination of the legacy cost reimbursement program at SCIM upon the Logan Ridge and Portman Ridge merger.
Other fee-related income represents the income earned from the new profit sharing agreement entered into in July 2025 between Mount Logan and the owner of SCIM. This fee represents 16.03% of the distributions received by the parent entity of SCIM via the profit sharing agreement.

Fee-related compensation increased due to the transfer of compensation costs in Q4 2024 from the SCIM servicing agreement in relation to ACIF, to ML Management directly.

Administration and servicing fees decreased by $0.7 million due to lower servicing fees under the SCIM agreement regarding ACIF, lower lower sub-investment management expenses and lower administrative expenses in relation to a closed-end private fund that ML Management sub-advises. Servicing fees under the SCIM agreement decreased by $0.4 million due to compensation costs moving directly to Mount Logan’s fee-related compensation line and non-recurring costs incurred in 2024 related to ACIF expense write-offs. Sub-investment management expenses declined by $0.3 million due to fee waivers provided by one sub-investment manager, and administrative expenses related to a closed end private fund sub-advised by ML Management decreased due to active management efforts to reduce costs.

General, administrative and other expenses decreased by $0.6 million primarily driven by the expiration of transition services agreements on assets purchased, and the decrease in professional services fee spend due to active management efforts to reduce costs.

Asset Management Operating Metrics
Assets Under Management
The following presents Mount Logan’s total AUM by vehicle (in millions):

	Three months ended September 30,
	2025
(in millions)	Ability (including consolidated VIEs) [1]	BDCs [2]	CLOs [3]	Interval Funds [4]	Ovation Funds	Other [5]	Total
Change in Total AUM[6]
Balance, Beginning of Period	$827	$294	$491	$430	$113	$111	$2,266
Inflows	—	5	—	24	—	—	29
Outflows	—	(20)	—	(47)	(5)	(29)	(101)
Net Flows	—	(15)	—	(23)	(5)	(29)	(72)
Realizations	—	(4)	(16)	(7)	(1)	—	(28)
Market activity and other	9	(66)	(1)	—	2	2	(54)
Inter-vehicle eliminations[7]	—	—	—	(4)	—	—	(4)
Balance, End of Period	$836	$209	$474	$396	$109	$84	$2,108

	Three months ended September 30,
	2024
(in millions)	Ability (including consolidated VIEs) [1]		BDCs [2]		CLOs [3]		Interval Funds [4]		Ovation Funds		Other [5]	Total
Change in Total AUM[6]
Balance, Beginning of Period	$751	0	$326	0	$590	0	$408	0	$256	0	$112	$2,443
Inflows	—	0	21	0	—	0	36	0	—	—	3	60
Outflows	(2)	0	(42)	0	—	0	(29)	0	(5)	0	—	(78)
Net Flows	(2)	0	(21)	0	—	0	7	0	(5)	0	3	(18)
Realizations	—	0	(3)	0	(12)	0	(7)	0	(5)	0	—	(27)
Market activity and other	18	0	—	0	2	0	(23)	0	(1)	0	(3)	(7)
Inter-vehicle eliminations[7]	—	0	—	0	—	0	(6)	0	—	0	—	(6)
Balance, End of Period	$767		$302		$580		$379		$245		$112	$2,385

	Nine months ended September 30,
	2025
(in millions)	Ability (including consolidated VIEs) [1]	BDCs [2]		CLOs [3]		Interval Funds [4]		Ovation Funds		Other [5]	Total
Change in Total AUM[6]
Beginning of Period	$746	$306	0	$564	0	$410	0	$212	0	$111	$2,349
Inflows	97	5	0	—	0	90	0	—	—	8	200
Outflows	(26)	(23)	0	—	0	(99)	0	(107)	0	(46)	(301)
Net Flows	71	(18)	0	—	0	(9)	0	(107)	0	(38)	(101)
Realizations	—	(6)	0	(79)	0	(21)	0	(10)	0	(1)	(117)
Market activity and other	19	(73)	0	(11)	0	20	0	14	0	12	(19)
Inter-vehicle eliminations[7]	—	—	0	—	0	(4)	0	—	0	—	(4)
End of Period	$836	$209		$474		$396		$109		$84	$2,108

	Nine months ended September 30,
	2024
(in millions)	Ability (including consolidated VIEs) [1]		BDCs [2]		CLOs [3]		Interval Funds [4]		Ovation Funds		Other [5]	Total
Change in Total AUM[6]
Beginning of Period	$695	0	$334	0	$634	0	$343	0	$255	0	$66	$2,327
Inflows	76	0	37	0	—	0	142	0	8.00	—	44	307
Outflows	(22)	0	(57)	0	—	0	(71)	0	(10)	0	—	(160)
Net Flows	54	0	(20)	0	—	0	71	0	(2)	0	44	147
Realizations	—	0	(9)	0	(59)	0	(21)	0	(13)	0	—	(102)
Market activity and other	18	0	(3)	0	5	0	(8)	0	5	0	2	19
Inter-vehicle eliminations[7]	—	0	—	0	—	0	(6)	0	—	0	—	(6)
End of Period	$767		$302		$580		$379		$245		$112	$2,385
_______________
(1)Ability’s AUM excludes assets held under the funds withheld and Modco agreements, and includes a portion of the Vista assets to which ML Management was appointed as the investment manager of, effective March 2025,
(2)ML Management owns a 24.99% interest in SCIM, which is the manager of BCP Investment Corporation (“BCIC”). BCIC is the new merged entity of Portman Ridge and Logan Ridge, which closed on July 15, 2025. Prior to Logan Ridge merging into Portman, ML Management was the manager of Logan Ridge.
(3)ML Management is the adviser to two CLOs 2018-01 and 2019-01.
(4)ML Management is the adviser to OCIF. Separately Mount Logan receives the economics of ACIF, which is an interval fund advised by SCIM, via a servicing agreement with SCIM over ACIF.
(5)Consists of several small closed end private funds and AUM which is sub-advised by ML Management
(6)Inflows generally represent new capital which includes capital contributions, subscriptions, dividend reinvestments, draw downs on leverage facilities, and new MYGA flows and managed reinsurance assets added at Ability. Outflows include redemptions, pay downs on leverage facilities, and claims and benefits payments at Ability. Realizations represent distributions of realized income, repurchases of capital, and repayments on CLO notes. Market activity and other generally represents realized and unrealized gains (losses) on investments and other changes in AUM.
(7)Represents ACIF’s investment in OCIF.
(8)Several of the above funds are still subject to their reporting period audit reviews, thus the AUM quoted above represents management’s best estimate of AUM as of September 30, 2025, but may be subject to change.
Three months ended September 30, 2025
Total AUM was $2.1 billion at September 30, 2025, a $0.2 million decrease from $2.3 billion at June 30, 2025. The decrease is attributable to decreases in AUM across the BDCs, CLOs, Interval funds, Ovation funds and a fund sub-advised by ML Management. BDC AUM decreased given Logan Ridge merged into Portman Ridge and became the combined entity BCIC on July 15, 2025. ML Management through its 24.99% ownership of BCIC’s manager SCIM, is only exposed to 24.99% of BCIC’s AUM, compared to 100% of Logan’s AUM previously. CLO assets will continue to decline given both are in post reinvestment period and continue to harvest their assets. The decrease in the Interval funds’ AUM was driven by the decline in AUM in OCIF due to redemptions outweighing fundraising. Ovation funds’ AUM will continue to decline pursuant to their wind down. The AUM ML Management sub-advises decreased due to distributions and redemptions.
Nine months ended September 30, 2025
Total AUM was $2.1 billion at September 30, 2025, a $0.2 million decrease from $2.3 billion at December 31, 2024. The decrease is attributable to decreases in AUM across the BDCs, CLOs, Interval funds, Ovation funds, and small closed end private funds. BDC assets decreased due to the termination of the Logan Ridge IMA as well as due to underlying decline in performance of assets in the portfolio of BCIC - the new merged entity of Portman and Logan. CLO assets will continue to decline given both are in post reinvestment period and continue to harvest their assets. Redemptions in OCIF drove the decrease in Interval funds’ AUM. Ovation funds’ AUM will also continue to decline pursuant to their wind down. The AUM of a small closed end private fund decreased due to a capital distribution after realizing its last investment, and the AUM ML Management sub-advises decreased due to distributions and redemptions. The total decrease in AUM was offset by increases in AUM attributable to growth in Ability’s AUM from additional capital contribution, the addition of a portion of the Vista portfolio of assets to which Mount Logan has been appointed manager, and new MYGA business assumed.
Insurance Solutions
The following tables present Spread Related Earnings, the performance measure of Mount Logan’s Insurance Solutions segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Insurance Solutions
Net investment income and realized gain (loss), net	12,034	13,760	(1,726)	(12.5)%	36,041	40,647	(4,606)	(11.3)%
Cost of funds	(7,273)	(7,098)	(175)	2.5%	(23,946)	(17,347)	(6,599)	38.0%
Compensation and benefits	(73)	(471)	398	(84.5)%	(540)	(1,120)	580	(51.8)%
Interest expense	(408)	(328)	(80)	24.4%	(1,143)	(984)	(159)	16.2%
General, administrative and other	(3,153)	(3,692)	539	(14.6)%	(9,340)	(11,609)	2,269	(19.5)%
Spread related earnings	1,127	2,171	(1,044)	(48.1)%	1,072	9,587	(8,515)	(88.8)%
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
In this section, references to 2025 refer to the three months ended September 30, 2025, and references to 2024 refer to the three months ended September 30, 2024.

Spread Related Earnings
SRE was $1.1 million in 2025, a decrease of $1.0 million, or 50%, compared to $2.2 million in 2024. The decrease in SRE was primarily driven by lower investment income and realized gains (losses) net and higher cost of funds, partially offset by lower general, administrative & other expenses.
Net investment income and realized gains (losses) net decreased by $1.7 million. Net investment income decreased due to lower treasury yields and and higher realized losses in 2025 compared to 2024.
Cost of funds increased by $0.2 million, primarily due to increased DAC amortization from the assumption of the NSG MYGA block and increased surrenders of existing MYGA policies. This increase was partially offset by reduced claims in 2025 compared to 2024.
General, administrative & other expenses decreased by $0.5 million in 2025 primarily due to the absence of new MYGA business, which reduced MYGA related costs. Additionally, consulting, legal, and valuation expenses declined in 2025 compared to 2024.
Net Investment Spread

	Three Months Ended September 30,
	2025	2024	Change
Net investment income and realized gain or (loss), net	1.55%	1.87%	-32bps
Cost of funds¹	(1.43)%	(1.47)%	04bps
Net Investment spread	0.12%	0.40%	-28bps

	Nine Months Ended September 30,
	2025	2024	Change
Net investment income and realized gain or (loss), net	4.73%	5.71%	-98bps
Cost of funds¹	(4.05)%	(3.99)%	-05bps
Net Investment spread	0.69%	1.72%	-103bps
_______________
(1)Excludes changes in future policy benefits liabilities of LTC line of business, to calculate net investment spread, which result from changes in actuarial assumptions and future cash flow projections.
Net investment spread was 0.12% in 2025, a decrease of 28 basis points compared to 0.4% in 2024, primarily driven by lower net investment income and realized gain or (loss), partially offset by lower cost of funds in 2025 compared to 2024.
Net investment income and realized gain or (loss) percent represents a percent of net investment income and realized gain (loss) over average net invested assets. Net investment income and realized gain (loss) was 1.55% in 2025, a decrease of 32 basis points compared to 1.87% in 2024, primarily driven by higher average net invested assets, lower treasury yields, and higher realized losses.
Cost of funds percent represents the percent of cost of funds over average net invested assets. Cost of funds were lower in 2025 compared to 2024 primarily due to the magnitude of the favorable claims experience in the LTC business, partially offset by increased DAC amortization due to the assumption of the NSG MYGA block and increased surrenders of existing MYGA policies.
Net invested assets represent investments that directly back Insurance Solutions segment’s net reserve liabilities as well as surplus assets. Net invested assets for Insurance Solutions segment includes (a) total investments on the consolidated statements of financial position, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, and (f) net investment payables and receivables. Net invested assets exclude the investment assets under funds withheld arrangement with FSR and assets under Modco agreement with Vista. Net invested assets also exclude mark-to-market adjustment (net unrealized gains (losses)) including provision for credit losses recognized in consolidated statement of operations during the year.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
In this section, references to 2025 refer to the nine months ended September 30, 2025, and references to 2024 refer to the nine months ended September 30, 2024.
Spread Related Earnings
SRE was $1.1 million in 2025, a decrease of $8.5 million, or 89%, compared to $9.6 million in 2024. The decrease in SRE was primarily driven by lower investment income and realized gains (losses) net and higher cost of funds, partially offset by lower general, administrative & other expenses.
Net investment income and realized gains (losses) net decreased by $4.6 million. Net investment income decreased due to lower treasury yields and higher realized losses in 2025 compared to 2024.
Cost of funds increased by $6.6 million, primarily due to the one-time benefit of an in-force update in the LTC business in the first quarter of 2024 which was not present in 2025, increased DAC amortization from the assumption of the NSG MYGA block in the second quarter of 2025, as well as higher claims experience in the LTC business in 2025.
General, administrative & other expenses decreased by $2.3 million in 2025 due to a reduction in new MYGA business in 2025 compared to 2024, which reduced MYGA related costs. Additionally, consulting and legal expenses declined and valuation costs were reduced in 2025 following the transition to a new valuation service provider in the fourth quarter of 2024.
Net Investment Spread
Net investment spread was 0.69% in 2025, a decrease of 103 basis points compared to 1.72% in 2024, primarily driven by lower net investment income and realized gain or (loss) and higher costs of funds in 2025 compared to 2024.
Net investment income and realized gain or (loss) percent represents a percent of net investment income and realized gain (loss) over average net invested assets. Net investment income and realized gain (loss) was 4.73% in 2025, a decrease of 98 basis points compared to 5.71% in 2024, primarily driven by higher average net invested assets, lower treasury yields and higher realized losses.
Cost of funds percent represents the percent of cost of funds over average net invested assets. Cost of funds were higher in 2025 compared to 2024 primarily due to increased DAC amortization due to the assumption of the NSG MYGA block as well as unfavorable claims experience in the LTC business.
Investment Portfolio and Net Investment Spread
Ability had total investments, including related parties and consolidated VIEs, of $1,054 million and $1,057 million as of September 30, 2025, and September 30, 2024, respectively. Total investments have decreased by 0.3% compared to 2024, which is primarily driven by the dispositions of investment assets. Ability’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its duration of liabilities. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Ability’s liability profile. Ability takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Ability has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial real estate loans, among others. Ability also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products, both as an expression of its macroeconomic views as well as to capture incremental returns versus fixed rate instruments. Depending on its market outlook, Ability will use financial hedges to increase or reduce its exposure to various macroeconomic factors, including interest rate, foreign currency exchange rate, and / or performance of market indices. In addition to its fixed income portfolio, Ability opportunistically allocates to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

Liquidity and Capital Resources
Overview
Mount Logan primarily derives revenues and cash flows from the assets it manages and the retirement savings products it issues and reinsures. Based on management’s experience, Mount Logan believes that its current liquidity position, together with the cash generated from revenues will be sufficient to meet Mount Logan’s anticipated expenses and other working capital needs for at least the next 12 months. For the longer-term liquidity needs of the Asset Management business, Mount Logan expects to continue to fund the Asset Management business’s operations through management fees and incentive fees received. The principal sources of liquidity for the Insurance Solutions segment, in the ordinary course of business, are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets. At September 30, 2025, Mount Logan had $151.8 million of unrestricted cash and cash equivalents.
Primary Uses of Cash
Over the next 12 months, Mount Logan expects its primary liquidity needs will be to:
•support the future growth of Mount Logan's businesses through strategic corporate investments;
•pay Mount Logan’s operating expenses, including, compensation, general, administrative, and other expenses;
•make payments to policyholders for surrenders, withdrawals and payout benefits;
•make interest and principal payments on funding agreements;
•pay taxes; and
•pay cash dividends.
Over the long term, Mount Logan believes it will be able to (i) grow Mount Logan's Assets Under Management and generate positive investment performance in the funds Mount Logan manages, which it expects will allow us to grow its management fees and incentive fees and (ii) grow the investment portfolio of insurance solutions services, in each case in amounts sufficient to cover Mount Logan’s long-term liquidity requirements, which may include:
•supporting the future growth of our businesses;
•creating new or enhancing existing products and investment platforms;
•making payments to policyholders;
•pursuing new strategic corporate investment opportunities; and
•paying interest and principal on Mount Logan’s financing arrangements.

Cash Flow Analysis
The section below discusses in more detail Mount Logan’s primary sources and uses of cash and the primary drivers of cash flows within Mount Logan’s condensed consolidated statements of cash flows:

	Nine months ended September 30,
(in thousands)	2025	2024
Operating activities	$(25,640)	$(21,866)
Investing activities	$71,018	$(22,177)
Financing activities	$14,734	$66,951
Cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs, end of period	$161,815	$113,129
Operating Activities
Mount Logan’s operating activities support its Asset Management and Insurance Solutions businesses. The primary sources of cash within operating activities include: (a) management and performance fees, (b) insurance premiums, (c) reinsurance recoverable, (d) proceeds from sales of investments from Mount Logan’s consolidated VIEs and (e) cash interest received from investments. The primary uses of cash within operating activities include: (a) investment purchases from Mount Logan’s consolidated VIEs (b) compensation and non-compensation related expenses, (c) benefit payments, (d) cash interest paid on debt obligations and (e) other operating expenses. A significant use of cash within operating activities pertain to future policy benefits incurred in the LTC business. As the LTC business is in run-off, this activity is expected to have less of an impact to cash outflow over time.
•During the nine months ended September 30, 2025 and September 30, 2024, cash used in operating activities reflects Asset Management expense reimbursements to BCPA under the servicing agreement for third-party costs incurred, interest expense on borrowings, compensation and quarterly tax payments. Cash used in operating activities also reflects net cash benefit payments associated with the LTC business, purchases of investments by consolidated VIEs, policy acquisition costs, and other operating expenses within Insurance Solutions. These outflows were partially offset by inflows of management fees, realized incentive fees, and distributions from SCIM within Asset Management, and investment income, reinsurance recoverables related to the LTC business and proceeds from the sale of investments held by consolidated VIEs within Insurance Solutions.
Investing Activities
Mount Logan’s investing activities support the growth of its business. The primary sources of cash within investing activities include sales, maturities and repayments of investments. The primary uses of cash within investing activities include: (a) acquisition of consolidated business(es) and (b) purchases and acquisitions of new investments. The cash flow activities related to MYGA products is split across investing activities and financing activities. As Mount Logan assumes new MYGA products, the receipt of cash is reported in financing activities and the corresponding purchase of securities is reported in investing activities. As a result, as the MYGA portfolio grows, these cash flow activities while related, will continue to present an inflow to financing activities and an outflow to investing activities.
•During the nine months ended September 30, 2025, cash provided by investing activities primarily reflects the net assets acquired from the reverse acquisition of TURN, and sales, maturities and repayment of investments, partially offset by purchase of investments, mainly available-for-sale (“AFS”) and mortgage loans within Insurance Solutions.
•During the nine months ended September 30, 2024, cash used in investing activities primarily reflects the purchase of investments due to the deployment of significant cash inflows from the reinsurance of

MYGA contracts within Insurance Solutions, partially offset by the sales, maturities and repayments of investments.
Financing Activities
Mount Logan’s financing activities reflect its capital market transactions and transactions with equity holders. The primary sources of cash within financing activities primarily include proceeds from debt issuances and proceeds from reinsurance of MYGA. The primary uses of cash within financing activities include dividends paid and repayments of debt.
•During the nine months ended September 30, 2025, cash provided by financing activities primarily reflects deposits from the assumption of the NSG MYGA block as well as increased borrowings in the Insurance Solutions segment. These inflows were partially offset by surrenders or benefit payments related to MYGA policies (classified as investment-type contracts) within the Insurance Solutions segment, and the repayment of debt within the Asset Management segment, payment of dividends and repurchase of common shares.
•During the nine months ended September 30, 2024, cash provided by financing activities primarily reflects proceeds from the issuance of debenture units under the Asset Management segment and net inflows associated with the reinsurance of new MYGA contracts within the Insurance Solutions segment. These inflows were partially offset by repayments on borrowings within Asset Management and dividend payments.
Contractual Obligations, Commitments and Contingencies
For a summary and a description of the nature of Mount Logan’s commitments, contingencies and contractual obligations, see Note 24. Commitments and contingencies to the condensed consolidated financial statements.
Consolidated VIEs
Mount Logan manages its liquidity needs by evaluating unconsolidated cash flows; however, Mount Logan’s financial statements reflect the financial position of Mount Logan as well as consolidated VIEs. The primary sources and uses of cash at Mount Logan's consolidated VIEs include: (a) proceeds from sales, maturities and repayments of investments and (b) purchase of investments.
Dividends and Distributions
For information regarding the quarterly dividends that were made to common shareholders and distribution equivalents on participating securities, see Note 19. Equity to the condensed consolidated financial statements. Although Mount Logan currently expects to pay dividends, Mount Logan may not pay dividends if, among other things, Mount Logan does not have the cash necessary to pay the dividends. To the extent it does not have sufficient cash on hand to pay dividends, Mount Logan may have to borrow funds to pay dividends, or it may determine not to pay dividends. The primary source of funds for dividends is distributions from Mount Logan’s operating subsidiaries, which are expected to be adequate to fund dividends and other cash flow requirements based on current estimates of future obligations. The ability of these operating subsidiaries to make distributions to Mount Logan will depend on satisfying applicable law with respect to such distributions, including surplus and minimum solvency requirements among others. On March 13, 2025 Mount Logan declared a cash dividend of C$0.08 per share of its common stock, which was paid on April 10, 2025, to holders of record at the close of business on April 3, 2025. On May 15, 2025 Mount Logan declared a cash dividend of C$0.08 per share of its common stock, which was paid on June 2, 2025, to holders of record at the close of business on May 27, 2025. On August 7, 2025, Mount Logan declared a cash dividend of C$0.08 per share of its common stock, which was paid on August 25, 2025, to holders of record at the close of business on August 19, 2025. On November 5, 2025, Mount Logan declared a cash dividend in the amount of US$0.03 per common share to be paid on December 11, 2025 to shareholders of record on November 25, 2025.

Asset Management Liquidity
Mount Logan’s Asset Management business requires limited capital resources to support the working capital or operating needs of the business. For the Asset Management business’s longer term liquidity needs, Mount Logan expects to continue to fund the Asset Management business’s operations through management fees and performance fees received.

Liquidity needs are also met through proceeds from borrowings and equity issuances as described in Note 12. Debt obligations and Note 19. Equity to the condensed consolidated financial statements, respectively. From time to time, if Mount Logan determines that market conditions are favorable after taking into account Mount Logan’s liquidity requirements, we may seek to raise proceeds through the issuance of additional debt or equity instruments.
At September 30, 2025, the Asset Management business had $22.3 million of unrestricted cash and cash equivalents.
Future Debt Obligations
The Asset Management business had long-term debt outstanding of $74.3 million at September 30, 2025, which includes notes with maturities in 2025, 2027, 2031 and 2032. There are also scheduled incremental repayments of principal on the credit facility in 2025 and 2026. See Note 12. Debt obligations to the condensed consolidated financial statements for further information regarding the Asset Management business’s debt arrangements.
Future Cash Flows
Mount Logan’s ability to execute Mount Logan’s business strategy, particularly Mount Logan’s ability to increase Mount Logan’s AUM, depends on Mount Logan’s ability to establish new funds and to raise additional investor capital within such funds. Mount Logan’s liquidity will depend on a number of factors, such as Mount Logan’s ability to project our financial performance, which is highly dependent on the funds it manages and its ability to manage our projected costs, fund performance, access to credit facilities, compliance with the existing credit agreement, as well as industry and market trends. Also during economic downturns the funds Mount Logan manages might experience cash flow issues or liquidate entirely. In these situations, Mount Logan might be asked to reduce or eliminate the management fee and incentive fees it charges, which could adversely impact Mount Logan’s cash flow in the future. An increase in the fair value of the investments of the funds Mount Logan manages, by contrast, could favorably impact its liquidity through higher management fees where the management fees are calculated based on the net asset value, gross assets or adjusted assets. Additionally, higher incentive fees not yet realized would generally result when investments appreciate over their cost basis which would not have an impact on the Asset Management business’s cash flow until realized.
Consideration of Financing Arrangements
As noted above, the Asset Management business has and may continue to issue debt to supplement its liquidity. The decision to enter into a particular financing arrangement is made after careful consideration of various factors, including the Asset Management business’s cash flows from operations, future cash needs, current sources of liquidity, demand for the Asset Management business’s debt or parent's equity, and prevailing interest rates.
Insurance Solutions Liquidity and funding risk
Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities as they fall due or can only do so on terms that are materially disadvantageous. Prudent liquidity risk management includes maintaining sufficient cash on hand and the availability of funding through an adequate amount of committed credit facilities. Mount Logan also has the ability to raise additional liquidity through the issuance of debt, and through the sale of its portfolio investments. Periodic cash flow forecasts are performed to ensure Ability has sufficient cash to meet operational and financing costs.

Liquid assets
Liquid assets, including high-quality assets that are marketable, can be pledged as security for borrowings, and can be converted to cash in a time frame that meets liquidity and funding requirements.

As at	September 30, 2025	December 31, 2024
Cash and cash equivalents[1]	$129,565	$77,055
Restricted cash	9,967	15,716
Investments	608,851	637,048
Receivable for investments sold	2,699	17,045
Accrued interest and dividend receivable[1]	19,359	18,580
Total liquid assets	$770,441	$765,444
_______________
(1)Cash and cash equivalents and accrued interest & dividend receivable includes cash and cash equivalent and accrued interest of consolidated VIEs, respectively.
The liquid assets held by Mount Logan's insurance company, Ability, are subject to restrictions which prevent Mount Logan from transferring these assets to other entities within the group without insurance regulatory approvals. These assets are not restricted for use within the insurance company.
Insurance Subsidiaries’ Operating Liquidity
The primary cash flow sources for Ability include retirement services product inflows, investment income, and principal repayments on its investments. Uses of cash include investment purchases, payments to policyholders for surrenders, withdrawals and payout benefits, interest and principal payments on funding agreements and outstanding debt, policy acquisition and general operating costs.
Ability’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed Ability’s estimates and assumptions over the life of an annuity contract. Ability includes provisions within its annuity policies, such as surrender charges and market value adjustments, which are intended to protect it from early withdrawals. As of September 30, 2025, and September 30, 2024, approximately 77% and 76%, respectively, of Ability’s MYGA policies were subject to penalty upon surrender. In addition, as of September 30, 2025, and September 30, 2024, approximately 60% and 58%, respectively, of policies contained Market Value Adjustments (“MVAs”) that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease.
Dividends from Insurance Subsidiaries
The NAIC has established minimum capital requirements in the form of RBC that factors the type of business written by an insurance company, the quality of its assets and various other aspects of its business to develop a minimum level of capital known as “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under SAP, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. As of December 31, 2024, and 2023, the RBC ratio of Ability was 325% and 400%, respectively.
The ability to pay dividends is limited by applicable laws and regulations of the jurisdiction where Ability is domiciled, as well as agreement(s) entered into with regulators. These laws and regulations require, among other things, Ability to maintain minimum solvency requirements and limit the amount of dividends Ability can pay. Nebraska state insurance laws and regulations require that the statutory surplus following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for its financial needs.
Future Debt Obligations
Ability had long-term debt of $17.3 million as of September 30, 2025, which includes notes with maturities in 2028, 2032, and 2033. See Note 12. Debt obligations to the condensed consolidated financial statements for further information regarding Ability’s debt arrangements.

Capital
Ability believes it has a strong capital position and is well positioned to meet policyholder and other obligations. Ability measures capital sufficiency using various internal capital metrics which reflect management’s view on the various risks inherent to its business, the amount of capital required to support its core operating strategies and the amount of capital necessary to maintain its current ratings in a recessionary environment. The amount of capital required to support Ability’s core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of NAIC risk-based capital (“RBC”) requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy. As of December 31, 2024, and December 31, 2023, Ability’s RBC ratio was 325% and 400%, respectively. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk.
Critical Accounting Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in Note 2. Summary of significant accounting policies to our condensed consolidated financial statements. The following is a summary of our accounting policies that are affected most by judgments, estimates and assumptions.
Critical Accounting Estimates - Overall
Consolidation
Mount Logan assesses all entities in which Mount Logan has a variable interest for consolidation including management companies, insurance companies, investment companies, collateralized loan obligations (“CLOs”), and other entities. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses and/or receive expected residual returns. Fees earned by Mount Logan that (i) include terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length, (ii) are commensurate with the level of effort required to provide those services, and (iii) where Mount Logan does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered to be variable interests.
Pursuant to its consolidation policy, once Mount Logan determines it has a variable interest in an entity, Mount Logan considers whether the entity is a VIE. Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities ("VOEs") under the voting interest model.
An entity is a VIE if one of the following conditions exist: (a) the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support, (b) the holders of the equity at risk (as a group) lack the ability to make decisions about the activities that most significantly impact the entity’s economic performance, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity's activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. Limited partnerships and other similar entities where limited partners, not affiliated with the general partner, have not been granted (i) substantive participation rights or (ii) substantive rights to either dissolve the partnership or remove the general partner are VIEs.
Mount Logan consolidates VIEs in which it is the primary beneficiary. Mount Logan is the primary beneficiary if it holds a controlling financial interest which is defined as possessing both (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Mount Logan determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion on an ongoing basis if facts and circumstances change.

Entities determined not to be VIEs are VOEs and are evaluated under the voting interest model. Mount Logan typically consolidates VOEs when it has a majority voting interest.
Each entity is assessed for consolidation individually considering the specific facts and circumstances surrounding that entity. The consolidation assessment, including the determination whether an entity is a VIE or VOE, depends on the facts and circumstances for each entity, and therefore Mount Logan’s investment companies may qualify as VIEs or VOEs.
With respect to CLOs (which are generally VIEs), as collateral manager, Mount Logan generally has the power to direct the activities of the CLO that most significantly impact the CLO’s economic performance. In some, but not all cases, Mount Logan, through its ownership in the CLOs, may have variable interests that represent an obligation to absorb losses of, or a right to receive benefits from, the CLO that could potentially be significant to the CLO. In cases where Mount Logan has both the power to direct the activities of the CLO that most significantly impact the CLO’s economic performance and the obligation to absorb losses of the CLO or the right to receive benefits from the CLO that could potentially be significant to the CLO, Mount Logan is deemed to be the primary beneficiary and consolidates the CLO.
Assets and liabilities of the consolidated VIEs are primarily presented in separate sections within the Consolidated Statements of Financial Position. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are primarily presented within revenues of consolidated variable interest entities and Income of consolidated variable interest entities, for the Asset Management and Insurance Solutions segments, respectively, in the Consolidated Statements of Operations.
Income Taxes
Significant judgment is required in determining tax expense and in evaluating certain and uncertain tax positions. Mount Logan recognizes the tax benefit of uncertain tax positions when the position is “more likely than not” to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. Mount Logan’s tax positions are reviewed and evaluated quarterly to determine whether Mount Logan has uncertain tax positions that require financial statement recognition.
Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax bases using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period during which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized.
Critical Accounting Estimates - Asset Management Segment
Investments, at Fair Value
On a quarterly basis, Mount Logan utilizes a valuation committee consisting of members from senior management, to review and approve the valuation results related to the investments of the funds ML Management manages. Mount Logan also retains external valuation firms to provide third-party valuation consulting services to Mount Logan, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the external valuation firms assist management with validating their valuation results or determining fair value. Mount Logan performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses. However, because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material. The fair values of the investments in the funds Mount Logan manages can be impacted by changes to the assumptions used in the underlying valuation models. There have been no material changes to the valuation approaches utilized during the periods that Mount Logan’s financial results are presented in this report.

Fair Value of Financial Instruments
Except for Mount Logan’s debt obligations (each as defined in Note 12. Debt obligations to Mount Logan’s condensed consolidated financial statements), Mount Logan's financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “Investments, at Fair Value” above. While Mount Logan's valuations of portfolio investments are based on assumptions that Mount Logan believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.
Revenue Recognition
Management Fees
ML Management provides investment management services to investment funds, CLOs, and other vehicles in exchange for a management fee. Management fees are determined quarterly using an annual rate which are generally based upon (i) a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments, or (ii) net asset value, gross assets, or as otherwise provided in the respective agreements. Management fees are recognized over time, during the period in which the related services are performed.
Incentive Fees
ML Management provides investment management services to investment funds, CLOs, managed accounts and other vehicles in exchange for a management fee, as discussed above and, in some cases an incentive fee, a type of performance revenue. The incentive fee consists of two parts: (i) an income incentive fee which is based on pre-incentive fee net investment income in excess of a hurdle rate and (ii) a capital gains incentive fee which is based on cumulative realized capital gains and losses and unrealized capital depreciation. Incentive fees are considered a form of variable consideration as they are based the fund achieving certain investment return hurdles. Accordingly, the recognition of such fee is deferred until it is probable that a significant reversal in the amount of cumulative revenue will not occur, which is generally upon liquidation of the investment fund. Accordingly, the recognition of such fee is deferred until it is probable that a significant reversal in the amount of cumulative revenue will not occur, which is generally upon liquidation of the investment fund.
Critical Accounting Estimates - Insurance Solutions Segment
Investments
Mount Logan is responsible for the fair value measurement of investments presented in the consolidated financial statements. Mount Logan performs regular analysis and review of its valuation techniques, assumptions and inputs used in determining fair value to evaluate if the valuation approaches are appropriate and consistently applied, and the various assumptions are reasonable. Mount Logan also performs quantitative and qualitative analysis and review of the information and prices received from commercial pricing services and broker-dealers, to verify it represents a reasonable estimate of the fair value of each investment. In addition, Mount Logan uses both internally-developed and commercially-available cash flow models to analyze the reasonableness of fair values using credit spreads and other market assumptions, where appropriate. For investment funds, Mount Logan typically recognizes its investment, including those for which it has elected the fair value option, based on net asset value information provided by the general partner or related asset manager. For a discussion of investment funds for which it has elected the fair value option, see Note 9. Fair value measurements to the condensed consolidated financial statements.

Valuation of Fixed Maturity Securities, Equity Securities and Mortgage Loans
The following tables presents the fair value of fixed maturity securities, equity securities and mortgage loans, including those with related parties and those held by consolidated VIEs, by fair value hierarchy. Investments classified as Equity Method for which the FVO has not been elected have been excluded from the table below:

	Fair Value Measurements
September 30, 2025	Level 1	Level 2	Level 3	NAV	Total
Financial assets
Asset Management
Equity securities	$14,346	$64	$5,941	$—	$20,351
Derivatives	—	—	13	—	13
Other invested assets	—	—	73	—	73
Total financial assets — Asset Management	14,346	64	6,027	—	20,437
Insurance Solutions
Debt securities:
U.S. government and agency	$—	$10,376	$—	$—	$10,376
U.S. state, territories and municipalities	—	5,368	—	—	5,368
Other government and agency	—	2,568	—	—	2,568
Corporate	—	262,160	5,108	—	267,268
Asset and mortgage-backed securities	—	305,662	18,832	—	324,494
Corporate loans	—	1,030	132,925	—	133,955
Equity securities	218	2,250	3,347	1,937	7,752
Other invested assets	—	—	4,424	297	4,721
Total financial assets — Insurance Solutions	218	589,414	164,636	2,234	756,502
Corporate loans of consolidated VIEs	—	—	$129,166	$—	$129,166
Equity of consolidated VIEs	—	—	895	—	895
Total financial assets including consolidated VIEs	$218	$589,414	$294,697	$2,234	$886,563
Derivatives	—	45	—	—	45
Total financial assets	$14,564	$589,523	$300,724	$2,234	$907,045

Financial liabilities
Asset Management
Debt obligations	$—	$—	$132	$—	$132
Total financial liabilities — Asset Management	—	—	132	—	132
Insurance Solutions
Ceded reinsurance - embedded derivative	$—	$28,286	$—	$—	$28,286
Interest rate swaps	—	—	—	—	—
Total financial liabilities — Insurance Solutions	—	28,286	—	—	28,286
Total financial liabilities	$—	$28,286	$132	$—	$28,418

	Fair Value Measurements
December 31, 2024	Level 1	Level 2	Level 3	NAV	Total
Financial assets
Asset Management
Equity securities	$1,777	$—	$499	$—	$2,276
Total financial assets — Asset Management	$1,777	$—	$499	$—	$2,276
Insurance Solutions
Debt securities:
U.S. government and agency	$—	$8,075	$—	$—	$8,075
U.S. state, territories and municipalities	—	5,252	—	—	5,252
Other government and agency	—	2,369	—	—	2,369
Corporate	—	226,249	—	—	226,249
Asset and mortgage-backed securities	—	364,875	8,641	—	373,516
Corporate loans	—	—	114,734	—	114,734
Equity securities	310	11,134	2,918	2,042	16,404
Other invested assets	—	—	4,575	—	4,575
Total financial assets — Insurance Solutions	$310	$617,954	$130,868	$2,042	$751,174
Corporate loans of consolidated VIEs	—	—	125,757	—	125,757
Equity securities of consolidated VIEs	—	—	141	—	141
Total financial assets including consolidated VIEs	$310	$617,954	$256,766	$2,042	$877,072
Total financial assets	$2,087	$617,954	$257,265	$2,042	$879,348

Financial liabilities
Asset Management
Debt obligations	$—	$—	$1,471	$—	$1,471
Total financial liabilities — Asset Management	$—	$—	$1,471	$—	$1,471
Insurance Solutions
Ceded reinsurance - embedded derivative	$—	$34,770	$—	$—	$34,770
Interest rate swaps	—	5,192	—	—	5,192
Total financial liabilities — Insurance Solutions	$—	$39,962	$—	$—	$39,962
Total financial liabilities	$—	$39,962	$1,471	$—	$41,433
Goodwill
We review goodwill for impairment annually and whenever events or changes in the business environment may indicate the carrying amount of one of our reporting units may exceed its fair value. Our methodology for conducting this goodwill impairment testing contains both a qualitative and quantitative assessment. In evaluating the recoverability of goodwill, we perform a qualitative analysis at the reporting unit level to determine whether there are any events or circumstances that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying value. Based on the results of this analysis, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform the impairment evaluation using a quantitative assessment based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on economic trends such as interest rates and market conditions, which are beyond our control and are likely to fluctuate.
Mount Logan has determined it has two reporting units: (1) LTC, its legacy run-off business, and (2) MYGA and & Other (“MYGA”). The fair value of reporting unit is determined from a projection of future cash flows and operating results derived from both the in-force business and new business expected in the future. This approach requires assumptions including premium growth rates, capital requirements, interest rates, mortality, morbidity, policyholder behavior, and discount rates. These assumptions are consistent with internal projections and operating plans. We believe these estimates and assumptions are reasonable and comparable to those that would be used by other marketplace participants. To calculate the fair value of the insurance business, Mount Logan discounted projected earnings from in-force contracts and valued new business growing at expected plan levels, consistent with the periods used for forecasting long term businesses, in addition to considering a terminal value for the value of new business beyond five years at Mount

Logan’s long-term growth rate. In arriving at its projections, Mount Logan considered past experience, economic trends such as interest rates, capital requirements and market trends. Capital requirements were based on a risk based capital (RBC) ratio of 350.0%. Excess capital above this requirement was added to the fair value of the reporting units, consistent with market participant treatment. Mount Logan's key assumptions for the new MYGA business were the (i) discrete premium growth rate, (ii) interest rate, and (iii) capital requirements, which are discussed further below:
i.The discrete MYGA premium growth rate in the fair value calculations were based on maintaining management’s target RBC ratio of 350%. RBC of 350% is anticipated to be maintained based on the performance of the investment portfolio and additional capital contributions. We assumed a higher growth rate in initial years with declining growth in the later years as we continue to scale the business;
ii.Interest rate assumptions are based on prevailing market rates at the valuation date;
iii.and,Capital requirements assumed per management’s target RBC ratio of 350%.

Management has not adjusted its assumptions between the year ended December 31, 2023 and December 31, 2024, rather, the discount rate applied to the quantitative assessment has had the most significant impact. Discount rates assumed in determining the fair value for applicable reporting units was based on a cost of equity of 17.5% and 23.5% on an after-tax basis for LTC and MYGA, respectively for impairment testing for the year ended December 31, 2024. Capital Asset Pricing Model (“CAPM”) was used to estimate the cost of equity. The cost of equity was derived using the 20-year U.S. treasury bond yield and by adding an equity risk premium. The equity risk premium considers 100 basis point and 700 basis point execution risk to account for the risk of achieving the planned forecast for LTC and MYGA, respectively. This represents a change in approach from the year ended December 31, 2023 where discount rates were based on a weighted average cost of capital of 16.0% on an after-tax basis for both LTC and MYGA. Management believes the updated approach better represents the underlying economics of its business. Changes to the discount rate ultimately impact the fair value of each reporting unit, as discussed further below.

We apply significant judgement when determining the estimated fair value of our reporting units. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of discount rates, future cash flows and other market conditions. A 50 basis point increase to the discount rate assumption, all other assumptions remaining constant, would result in the carrying value exceeding the fair value of the MYGA reporting unit but not the LTC reporting unit. While a 50 basis point decrease to future cash flows, all other assumptions remaining constant, would not result in the carrying value exceeding the fair value of the LTC and/or MYGA reporting units. Management notes that these assumptions are often interdependent and shouldn’t be assessed in isolation. Further changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future.
We complete our annual goodwill impairment analyses in the fourth quarter of each period presented using an October 1 measurement date. For the years ended December 31, 2024 and December 31, 2023, we determined from a qualitative standpoint there were no events or circumstances that indicated that the carrying value exceeded the fair value. From a quantitative standpoint as of October 1, 2024, we performed our annual quantitative goodwill impairment test for our reporting units, LTC and MYGA, and as of such date, the fair value was in excess of the carrying value for each reporting unit, by 24.3% and 10.7%, respectively.
Derivatives
Freestanding derivatives are instruments that Ability has entered into as part of their overall risk management strategies. Such contracts include interest rate swaps to convert floating-rate interest receipts to fixed-rate interest receipts to reduce exposure to interest rate changes. All derivatives are recognized in Derivatives liability and are presented on a gross basis in the Consolidated Statements of Financial Position and measured at fair value. Changes in fair value are recorded in Accumulated Other Comprehensive Income as the swaps are in hedging relationships, with changes in fair value reclassified into Interest income in the same period as the hedged transactions affect earnings. Any interest accruals will flow through earnings as adjustments to Interest income. Ability’s derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. Ability attempts to reduce this risk by limiting its counterparties to major financial institutions with strong credit ratings.
To qualify for hedge accounting, at the inception of the hedging relationship, Ability formally documents its risk management objective and strategy for undertaking the hedging transaction. This documentation identifies how the hedging instrument is expected to mitigate the designated risk related to the hedged item and the method that will be used to retrospectively and prospectively assess the hedge effectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the hedge accounting relationship.
Ability issues and reinsures products or purchases investments that contain embedded derivatives. If it determines an embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately, unless the Fair Value Option (“FVO”) is elected on the host contract. Under the FVO, bifurcation of the embedded derivative is not necessary as the entire contract is carried at fair value with all related gains and losses recognized in Net gains (losses) from investment activities in the Consolidated Statements of Operations. Embedded derivatives are carried at fair value in the Consolidated Statements of Financial Position in the same line item as the host contract.
Additionally, reinsurance agreements written on a funds withheld or Modco basis contain embedded derivatives. Ability has determined that the obligation to pay the total return on the assets supporting the funds withheld liability represents a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and Modco agreements is computed as the unrealized gain (loss) on the underlying assets and is included within the funds withheld under reinsurance contracts in the Consolidated Statements of Financial Position.
The change in the fair value of the embedded derivatives is recorded in Net investment income (loss) on funds withheld in the Consolidated Statements of Operations. Ceded earnings from funds withheld liability and changes in the fair value of embedded derivatives are reported in operating activities in the Consolidated Statements of Cash Flows. Contributions to and withdrawals from funds withheld liability are reported in operating activities in the Consolidated Statements of Cash Flows.
Ability’s insurance operations include providing reinsurance related to LTC, as well as MYGA products. Insurance contracts are contracts with significant mortality and/or morbidity risks, while investment contracts are contracts without such risks. MYGA contracts were deemed to be investment contracts. Insurance revenue is comprised primarily of premiums and investment income. For traditional long-duration insurance contracts, Mount Logan reports premiums as revenue when due. Premiums received on MYGA products (a product without significant mortality risk) are not reported as revenue but rather as deposit liabilities. Mount Logan recognizes revenue for charges and assessments on these contracts, mostly relating to surrender charges. Interest credited to policyholder accounts is charged to expense.
Future policy benefit reserves represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums. The liability is measured for each group of contracts (i.e., cohorts) using current cash flow assumptions. Contracts are grouped into cohorts by line of business, product type and cash flow streams, based on the date the policy was acquired (which for the entire LTC portfolio is the date of the acquisition of Ability). Future policy benefit reserves are adjusted each period because of updating lifetime net premium ratios for differences between actual and expected experience with the retroactive effect of those variances recognized in current period earnings. Ability reviews at least annually in the third quarter, future policy benefit reserves cash flow assumptions, and if the review concludes that the assumptions need to be updated, future policy benefit reserves are adjusted retroactively based on the revised net premium ratio using actual historical experience, updated cash flow assumptions, and the locked-in discount rate with the effect of those changes recognized in current period earnings.
As Ability’s LTC business is in run-off, the locked-in discount rate is used for the computation of interest accretion on future policy benefit reserves recognized in earnings. However, cash flows used to estimate future policy benefit reserves are also discounted using an upper-medium grade (i.e., low credit risk) fixed-income instrument yield reflecting the duration characteristics of the liabilities and is updated each reporting period with changes recorded in AOCI. As a result, changes in the current discount rate at each reporting period are recognized as an adjustment to AOCI and not earnings each period, whereas, changes relating to cash flow assumptions are recognized in the Insurance Solutions Statement of Earnings (Loss).
Liabilities for the MYGA investment contracts equal the account value, that is, the amount that accrues to the benefit of the contract or policyholder including credited interest and assessments through the financial statement date. See Note 14. Interest sensitive contract liabilities for further information.

Recent Accounting Pronouncements
A list of recent accounting pronouncements that are relevant to Mount Logan and its industries is included in Note 2. Summary of significant accounting policies to Mount Logan’s condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer, principal financial officer, and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer, principal financial officer, and principal accounting officer have concluded that these disclosure controls were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our business are also subject to extensive regulation, which may result in regulatory proceedings against us. We are not currently party to any material legal proceedings.

Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the proxy statement/prospectus filed pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-286043) on July 11, 2025 (the “Proxy Statement/Prospectus”). The risk factors detailed in the section entitled “Risks Relating to Mount Logan and New Mount Logan” beginning on page 43 of the Proxy Statement/Prospectus are incorporated herein by reference. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a)    None.

(b)    In connection with the closing of the Business Combination on September 12, 2025, the Company adopted the Amended and Restated Bylaws, which are filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q, which changed the procedures by which stockholders of the Company may recommend nominees to our Board of Directors. The updated procedures for stockholders to nominate directors in the Amended and Restated Bylaws provides for, among other things:
Stockholder nominations of persons for election to the Board of Directors may be made at an annual meeting of stockholders only by any stockholder of the Company who (1) was a stockholder of record at the time of giving of notice, on the record date for determination of stockholders of the Company entitled to vote at the meeting and at the time of the annual meeting, (2) is entitled to vote at the meeting and (3) complies with the notice procedures set forth in the Company’s Amended and Restated Bylaws.

For nominations to be properly brought by a stockholder at an annual meeting of stockholders, the stockholder must have given timely notice thereof in proper written form to the Secretary and in accordance with the requirements set forth in the Amended and Restated Bylaws. To be timely, a stockholder’s notice for the nomination of persons for election to the Board of Directors must be delivered and received by the Secretary at the principal executive offices of the Company in proper written form not less than 90 days and not more than 120 days prior to the first anniversary of the date on which the Company first released its proxy materials for the preceding year’s annual meeting of stockholders; provided, however, that if and only if the annual meeting is not scheduled to be held within a period that commences 30 days before the first anniversary of the preceding year’s annual meeting and ends 30 days after such first anniversary, or if no annual meeting was held in the preceding year, such stockholder’s notice must be delivered by the 10th day following the day the public announcement of the date of the annual meeting is first made.

The Amended and Restated Bylaws also specify certain requirements as to the form and content of a stockholders’ notice, which among other things, must be accompanied by a representation regarding whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with Rule 14a-19 under the Exchange Act. These requirements may preclude our stockholders from bringing matters before our annual meeting of stockholders or from making nominations for directors at our annual meeting of stockholders.

(c)    During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of Mount Logan adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of January 16, 2025, by and among Mount Logan Capital Inc., 180 Degree Capital Corp., Yukon New Parent, Inc., Polar Merger Sub, Inc. and Moose Merger Sub, LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 16, 2025).

2.2
Amendment to Agreement and Plan of Merger, dated as of July 6, 2025, by and among Mount Logan Capital Inc., 180 Degree Capital Corp., Yukon New Parent, Inc., Polar Merger Sub, Inc. and Moose Merger Sub, LLC (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed September 16, 2025).

2.3
Amendment No. 2 to Agreement and Plan of Merger, dated as of August 17, 2025, by and among Mount Logan Capital Inc., 180 Degree Capital Corp., Yukon New Parent, inc., Polar Merger Sub, Inc. and Moose Merger Sub, LLC (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed September 16, 2025).

3.1	Amended and Restated Certificate of Incorporation of Mount Logan Capital Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 16, 2025).
3.2	Amended and Restated Bylaws of Mount Logan Capital Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed September 16, 2025).
10.1*	Profit-Sharing Agreement, dated as of July 15, 2025, by and between BCPSC Holdings LLC and MLCSC Holdings LLC.
10.2*
Limited Waiver and Amendment No. 5, dated September 12, 2025, to the Credit Agreement by and among MLC US Holdings LLC, the financial institutions party thereto, the Lenders party thereto, and the Agent party thereto.

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.
** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNT LOGAN CAPITAL INC.

By:	/s/ Ted Goldthorpe	November 13, 2025
Ted Goldthorpe
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nikita Klassen	November 13, 2025
Nikita Klassen
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)