Form 10-Q
period 2026-03-31
Mount Logan Capital Inc.
filed 2026-05-14
CIK 2051820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 14, 2026, the registrant had 11,188,768 shares of Common Stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect the Company’s current views with respect to, among other things, capital resources, portfolio performance and results of operations. Likewise, the Company’s condensed consolidated financial statements and statements regarding anticipated growth in its operations, anticipated market conditions, demographics and results of operations are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

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

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section entitled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on March 19, 2026. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Part I - Financial Information
Item 1. Financial Statements

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except per share data)	March 31, 2026	December 31, 2025
ASSETS
Asset Management
Cash and cash equivalents	$9,348	$14,999
Investments (including related party amounts of $25,292 and $25,423 at March 31, 2026 and December 31, 2025, respectively)	26,519	29,298
Intangible assets	10,517	10,961
Other assets (including related party amounts of $5,544 and $5,245 at March 31, 2026 and December 31, 2025, respectively)	12,908	11,165
	59,292	66,423
Insurance Solutions
Cash and cash equivalents	35,372	88,723
Restricted cash	10,975	9,973
Investments (including related party amounts of $19,030 and $20,867 at March 31, 2026 and December 31, 2025, respectively)	972,606	956,808
Derivatives	—	481
Assets of consolidated variable interest entities
Cash and cash equivalents	17,184	30,030
Investments	130,310	120,680
Other assets	924	955
Reinsurance recoverable	269,795	272,918
Intangible assets	2,444	2,444
Deferred acquisition costs	6,118	6,791
Goodwill	30,193	30,193
Other assets	23,692	14,299
	1,499,613	1,534,295
Total assets	$1,558,905	$1,600,718
LIABILITIES
Asset Management
Due to related parties	$12,786	$11,844
Debt obligations	92,194	76,250
Accrued expenses and other liabilities	7,011	9,515
	111,991	97,609
Insurance Solutions
Future policy benefits	762,910	781,881
Interest sensitive contract liabilities	360,462	363,981
Funds held under reinsurance contracts	230,987	237,143
Debt obligations	17,250	17,250
Derivatives	1,792	1,388
Accrued expenses and other liabilities	6,077	10,510
	1,379,478	1,412,153
Total liabilities	$1,491,469	$1,509,762

Commitments and Contingencies (See Note 24)
EQUITY
Common shares, $0.001 par value, 150,000,000 shares authorized, 11,188,768 and 12,786,770 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$11	$13
Warrants	1,426	1,426
Additional paid-in-capital	161,663	177,099
Retained earnings (accumulated deficit)	(127,052)	(120,746)
Accumulated other comprehensive income (loss)	31,388	33,164
Total equity	67,436	90,956
Total liabilities and equity	$1,558,905	$1,600,718
See accompanying notes to the condensed consolidated financial statements (unaudited).

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(in thousands, except per share data)	2026	2025
REVENUES
Asset Management
Management fees	$1,639	$3,240
Incentive fees	394	299
Advisory and transaction fees, net	66	—
Equity investment earning	362	282
	2,461	3,821
Insurance Solutions
Net premiums	(4,244)	(4,013)
Product charges	118	860
Net investment income	16,676	14,951
Net gains (losses) from investment activities	(5,014)	1,472
Net revenues of consolidated variable interest entities	(133)	3,633
Net investment income (loss) on funds withheld	614	(5,750)
Other income	169	76
	8,186	11,229
Total revenues	10,647	15,050
EXPENSES
Asset Management
Administration and servicing fees	3,639	1,237
Transaction costs	82	4,545
Compensation and benefits	211	2,380
Amortization and impairment of intangible assets	444	910
Interest and other credit facility expenses	2,005	1,946
General, administrative and other	3,008	1,723
	9,389	12,741
Insurance Solutions
Net policy benefit and claims (remeasurement gain on policy liabilities of $4,459 and $81 for the three months ended March 31, 2026 and 2025, respectively)	(2,635)	1,793
Interest sensitive contract benefits	4,289	3,818
Amortization of deferred acquisition costs	708	555
Compensation and benefits	—	244
Interest expense	400	328
General, administrative and other (including related party amounts of $1,672 and $1,732 for the three months ended March 31, 2026 and 2025, respectively)	4,261	3,686
	7,023	10,424
Total expenses	16,412	23,165
Investment and other income (loss) - Asset Management
Net gains (losses) from investment activities	(351)	841
Dividend income	60	38
Interest income	384	268
Other income (loss), net	174	299
Loss on extinguishment of debt	(472)	—
Total investment and other income (loss)	(205)	1,446
Income (loss) before taxes	(5,970)	(6,669)
Income tax (expense) benefit — Asset Management	—	(36)
Net income (loss)	$(5,970)	$(6,705)
Earnings per share
Net income (loss) attributable to common shareholders - Basic and Diluted	$(0.51)	$(1.02)
Weighted average shares outstanding – Basic and Diluted	11,795,911	6,575,165

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended March 31,
(in thousands, except per share data)	2026	2025
Net income (loss)	$(5,970)	$(6,705)
Other comprehensive income (loss), before tax:
Unrealized investment gains (losses) on available-for-sale securities	(4,224)	2,604
Unrealized gains (losses) on hedging instruments	(885)	3,328
Remeasurement gains (losses) on future policy benefits related to discount rate	3,333	(5,143)
Other comprehensive income (loss), before tax	(1,776)	789
Income tax expense (benefit) related to other comprehensive income (loss)	—	—
Other comprehensive income (loss)	(1,776)	789
Comprehensive income (loss)	$(7,746)	$(5,916)

See accompanying notes to the condensed consolidated financial statements (unaudited).

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands, except for number of shares)

Three months ended March 31, 2026	Number of Voting Common Shares	Par Value of Common Shares	Warrants	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Equity
Balance at January 1, 2026	12,786,770	$13	$1,426	$177,099	$(120,746)	$33,164	$90,956
Equity based compensation	(7,401)	—	—	—	—	—	—
Common shares repurchased	(1,590,601)	(2)	—	(15,436)	—	—	(15,438)
Shareholder dividends ($0.03 per share)	—	—	—	—	(336)	—	(336)
Net income (loss)	—	—	—	—	(5,970)	—	(5,970)
Other comprehensive income (loss)	—	—	—	—	—	(1,776)	(1,776)
Balance at March 31, 2026	11,188,768	$11	$1,426	$161,663	$(127,052)	$31,388	$67,436

Three Months Ended March 31, 2025	Number of Voting Common Shares	Par Value of Common Shares	Warrants	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at January 1, 2025	6,133,631	$6	$1,426	$123,889	$(58,279)	$37,041	$104,083
Issuance of warrants	637,880	1	—	4,999	—	—	5,000
Equity based compensation	4,101	—	—	378	—	—	378
Restricted Share Units release	14,231	—	—	(76)	—	—	(76)
Shareholder dividends ($0.06 per share)	—	—	—	—	(399)	—	(399)
Net income (loss)	—	—	—	—	(6,705)	—	(6,705)
Other comprehensive income (loss)	—	—	—	—	—	789	789
Balance at March 31, 2025	6,789,843	$7	$1,426	$129,190	$(65,383)	$37,830	$103,070
See accompanying notes to the condensed consolidated financial statements (unaudited).

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$(5,970)	$(6,705)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net realized (gains) losses on investments	1,546	296
Net change in unrealized (gains) losses on investments	12,036	(1,332)
Net change in unrealized (gains) losses on foreign currency	—	(1)
Change in fair value of debt obligation	—	(968)
Payment in-kind interest	217	16
Equity investment earnings	(362)	(282)
Amortization of debt issuance costs	72	125
Amortization of deferred acquisition costs	708	555
Amortization of intangible assets	444	910
Net amortization of premiums and accretion of discounts on investments	(82)	18
Equity based compensation	—	302
Increase (decrease) in estimated credit losses	(4,540)	(42)
Write-off of unamortized debt issuance costs	472	—
(Increase) decrease in operating assets:
Reinsurance recoverable	(1,154)	1,869
Change in deferred acquisition costs	(35)	7
Distributions from equity method investments	652	475
Other assets	(2,942)	(496)
Other assets of consolidated VIEs	31	(41)
Purchases of investments by consolidated VIEs	(35,368)	(17,873)
Proceeds from sale of investments by consolidated VIEs	22,280	11,417
Increase (decrease) in operating liabilities:
Due to related parties	942	(1,476)
Future policy benefits	(11,361)	(5,715)
Interest sensitive contract liabilities	4,289	3,818
Funds held under reinsurance contracts	(6,156)	(1,547)
Accrued expenses and other liabilities	(121)	8,888
Net cash used in operating activities	$(24,402)	$(7,782)

Investing Activities
Purchases of investments	(141,741)	(38,757)
Proceeds from sales and repayments of investments	104,327	91,927
Net cash provided by (used in) investing activities	$(37,414)	$53,170

Financing Activities
Repurchase of common shares	(15,438)	—
Proceeds from borrowings of asset management business	40,000	—
Repayments of borrowings of asset management business	(23,500)	(500)
Financing costs paid and deferred	(2,284)	—
Proceeds from borrowings of insurance business	—	3,000
Withdrawals on investment-type policies and contracts	(7,808)	(11,259)
Net cash provided by (used in) financing activities	$(9,030)	$(8,759)

Net increase (decrease) in cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs	(70,846)	36,629
Cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs, beginning of the period	143,725	101,705
Cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs, end of period	$72,879	$138,334

	Three months ended March 31,
(in thousands)	2026	2025
Cash, cash equivalents, restricted cash and cash and cash equivalents of consolidated VIEs
Asset Management
Cash and cash equivalents	9,348	2,563
Total Asset Management	9,348	2,563
Insurance Solutions
Cash and cash equivalents	35,372	104,522
Restricted cash	10,975	12,526
Cash and cash equivalents of consolidated VIEs	17,184	18,723
Total Insurance Solutions	63,531	135,771
Total cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs	$72,879	$138,334

Supplemental disclosures of cash flow information
Interest received	20,548	20,810
Interest paid	2,203	2,836
Dividends received	246	404
Income taxes paid	19	37

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common shares for vested Restricted Share Units	—	209
Issuance of common shares for investment purchases	—	5,000
Issuance of common shares for share based compensation	—	45
See accompanying notes to the condensed consolidated financial statements (unaudited).

MOUNT LOGAN CAPITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All amounts in thousands, except share and per share data, and except where noted)
Note 1. Organization
Mount Logan, together with its consolidated subsidiaries (the “Company”) is a diversified alternative asset management and insurance solutions platform. Our mission is to provide our investors access to a diversified and differentiated set of private market investment solutions to address their capital needs. Mount Logan conducts its business primarily in the United States through its two business segments: Asset Management and Insurance Solutions. Our Asset Management segment is conducted by Mount Logan Management LLC (“ML Management”), our SEC-registered investment adviser, which manages a significant portion of our Assets Under Management (“AUM”) across our various managed funds supported by permanent and semi-permanent capital bases. ML Management also directly manages the capital of our wholly-owned insurance company, Ability Insurance Company (“Ability”), for the benefit of policyholders. The Company’s Insurance Solutions segment is conducted by Ability, a Nebraska domiciled insurer, which specializes in reinsuring annuity products for the increasing number of individuals seeking to fund retirement needs and represents all of our insurance solutions operations.
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

Note 2. Summary of significant accounting policies
Basis of presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements (“Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain disclosures included in the annual audited Consolidated Financial Statements have been condensed or omitted as they are not required for interim Condensed Consolidated Financial Statements. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These Condensed Consolidated Financial Statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 19, 2026.

The Condensed Consolidated Financial Statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s Condensed Consolidated Financial Statements for the periods presented.
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
For a summary of our significant accounting policies, see Note 2. Summary of significant accounting policies included in our Annual report on Form 10-K for the year ended December 31, 2025. During the three months ended March 31, 2026, there were no material updates to our significant accounting policies.
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

Recently issued accounting pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. This ASU requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU requires presentation in a tabular format of each pertinent expense category on the face of the income statement, such as employee compensation, depreciation, amortization of intangible assets, and other applicable expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Clarifying the Effective Date. ASU 2024-03 will be effective for public business entities for annual reporting periods beginning after December 15, 2026 (for all other entities - December 15, 2027) and interim reporting periods beginning after December 15, 2027 (for all other entities - December 15, 2028) with early adoption permitted, as clarified in ASU 2025-01. The Company is currently evaluating the impact of adopting ASU 2024-03 on its Condensed Consolidated Financial Statements.
In May 2025, the FASB issued ASU 2025–03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025–03”). This ASU requires an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business to consider factors to determine which entity is the accounting acquirer. When considering those factors, the reporting entity may determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition. The update will be effective for all entities for annual periods (and interim periods in annual reporting periods) beginning after December 15, 2026. The Company is currently evaluating the impact of adopting this ASU on its Condensed Consolidated Financial Statements.

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

Prior to the closing of the Business Combination, to facilitate the Mergers, Legacy Mount Logan completed a domestication process where it redomiciled from Canada to the United States. The domestication did not result in any interruption of business or change in ownership for Legacy Mount Logan’s shareholders.

Following the closing of the Business Combination, former Legacy Mount Logan shareholders and former TURN shareholders owned approximately 56% and 44%, respectively, of the combined company. All outstanding Legacy Mount

Logan and TURN shares were converted into the right to receive shares of the Company common stock at fixed exchange ratios, resulting in approximately 13.0 million shares of the Company’s common stock outstanding, of which approximately 7.3 million shares and 5.7 million shares were issued to former Legacy Mount Logan shareholders and former TURN shareholders, respectively. TURN’s common shares were delisted from Nasdaq Global Market and TURN deregistered under the Investment Company Act. Legacy Mount Logan’s common shares were delisted from Cboe Canada.

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

The purchase price of $46.8 million was calculated using Legacy Mount Logan’s share price and the number of shares Legacy Mount Logan would have had to issue in order to give TURN’s former shareholders the percentage ownership of Legacy Mount Logan that they had of the Company as of the Closing Date. The acquired net assets consisted of cash of $36.8 million, investments of $15.0 million, and liabilities of $0.6 million, all initially recorded at fair value. The investments were predominantly composed of equity securities which are recorded at fair value on a recurring basis with changes in fair value recognized in the consolidated statement of operations. As the fair value of TURN’s identifiable net assets exceeded the purchase price, the Company recognized a gain of $4.5 million in “Gain on acquisition” on the condensed consolidated statements of operations for the third quarter of 2025. The Company incurred $9.4 million in transaction-related costs, including legal, advisory, and other professional fees. All transaction costs were recognized as expenses within “Transaction costs” on the consolidated statement of operations in the period they were incurred. The assets and operations of TURN are included in the Company’s Asset Management segment.

The Company issued 5.7 million shares of its common stock to TURN shareholders in connection with the Business Combination, which represented 44.0% of the voting interests in the Company upon completion of the Business Combination. The purchase price in a reverse acquisition is determined based on the number of equity interests the legal acquiree would have had to issue to give the owners of the legal acquirer the same percentage equity interest in the combined entity that results from the reverse acquisition.

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

Number of hypothetical Legacy Mount Logan shares issued to TURN shareholders	23,886,447
Legacy Mount Logan market price per share as of September 12, 2025	$1.95
Purchase price determination of hypothetical Legacy Mount Logan shares issued to TURN shareholders	$46,579
Other deal adjustments for expenses incurred	233
Purchase price consideration	$46,812

Note 4. Net gains (losses) from investment activities
The table below summarizes the net gains (losses) from investment activities:

For the three months ended March 31,	2026				2025
	Net realized gains (losses)	Net unrealized gains (losses)	Credit releases (losses)	Total	Net realized gains (losses)	Net unrealized gains (losses)	Credit releases (losses)	Total
Asset Management
Corporate loan	$—	$—	$5	$5	$—	$—	$—	$—
Equity securities	367	(719)	—	(352)	60	(187)	—	(127)
Derivatives	—	(2)	—	(2)	—	—	—	—
Other invested assets	—	(2)	—	(2)	—	—	—	—
Debt obligations	—	—	—	—	—	968	—	968
Net gains (losses) from investment activities — Asset Management	$367	$(723)	$5	$(351)	$60	$781	$—	$841

Insurance Solutions
Debt securities:
U.S. state, territories and municipalities	$(5)	$(15)	$—	$(20)	$(4)	$57	$—	$53
Other government and agency	—	(28)	—	(28)	—	(1)	—	(1)
Corporate	32	(2,404)	—	(2,372)	(10)	1,186	—	1,176
Asset and mortgage- backed securities	(210)	(2,179)	—	(2,389)	(158)	115	—	(43)
Corporate loans	—	(400)	—	(400)	2	789	—	791
Mortgage loans	(4,621)	—	4,404	(217)	—	—	12	12
Equity securities	3,597	(3,305)	—	292	(246)	90	—	(156)
Other invested assets	—	(11)	131	120	—	(390)	30	(360)
Net gains (losses) from investment activities — Insurance Solutions	$(1,207)	$(8,342)	$4,535	$(5,014)	$(416)	$1,846	$42	$1,472
Investments of consolidated VIEs	(706)	(2,971)	—	(3,677)	60	(326)	—	(266)
Net gains (losses) from investment activities — Insurance Solutions including consolidated VIEs	$(1,913)	$(11,313)	$4,535	$(8,691)	$(356)	$1,520	$42	$1,206

Note 5. Net investment income
Net investment income for the Insurance Solutions segment is comprised primarily of Interest income and Dividend income from common and preferred stock. The table below summarizes Net investment income:

	Three months ended March 31,
	2026	2025
Debt securities	$10,984	$13,034
Corporate loans	3,117	1,699
Derivative income (expense)	(58)	(436)
Mortgage loans	2,590	2,826
Equity securities	141	176
Other	881	460
Gross investment income:	$17,655	$17,759
Less:
Investment expenses	(979)	(2,808)
Net investment income	$16,676	$14,951

Investment income of consolidated VIEs	3,544	3,899
Net investment income — Insurance Solutions, including consolidated VIEs	$20,220	$18,850
Note 6. Investments
The following table outlines the carrying value of the Company’s investments:

As of	March 31, 2026	December 31, 2025
Asset Management
Corporate loans	$13,291	$13,287
Equity securities	7,929	10,409
Equity method	5,228	5,517
Derivatives	—	13
Other invested assets	71	72
Total investments - Asset Management	$26,519	$29,298

Insurance Solutions
Debt securities	$616,479	$632,038
Corporate loans	140,780	124,067
Mortgage loans	177,032	162,566
Equity securities	7,544	15,053
Other invested assets	30,771	23,084
Total investments - Insurance Solutions	$972,606	$956,808
Corporate loans of consolidated VIEs	129,170	119,731
Equity securities of consolidated VIEs	1,140	949
Total investments - Insurance Solutions, including consolidated VIEs	1,102,916	1,077,488
Total investments	$1,129,435	$1,106,786

Financial assets
The following tables summarize the measurement categories of financial assets held by the Company as of March 31, 2026, and December 31, 2025:

As of March 31, 2026	Fair value	Amortized cost	Fair value option	Total
Financial assets
Asset Management
Corporate loans	$—	$13,291	$—	$13,291
Equity securities	7,929	—	—	7,929
Derivatives	—	—	—	—
Other invested assets	71	—	—	71
Total financial assets — Asset Management¹	$8,000	$13,291	$—	$21,291

Insurance Solutions
Debt securities:
U.S. government and agency	$10,281	$—	$—	$10,281
U.S. state, territories and municipalities	3,336	—	1,894	5,230
Other government and agency	—	—	2,444	2,444
Corporate	158,528	—	101,861	260,389
Asset and mortgage-backed securities	222,116	—	116,019	338,135
Corporate loans	—	—	140,780	140,780
Mortgage loans	—	177,032	—	177,032
Equity securities	7,544	—	—	7,544
Other invested assets²	14,295	15,321	1,155	30,771
Total financial assets — Insurance Solutions	$416,100	$192,353	$364,153	$972,606
Corporate loans of consolidated VIEs	—	—	129,170	129,170
Equity securities of consolidated VIEs	1,140	—	—	1,140
Total financial assets — Insurance Solutions, including consolidated VIEs	417,240	192,353	493,323	1,102,916
Total financial assets	$425,240	$205,644	$493,323	$1,124,207

_______________
(1)The MLC US Holdings Credit Facility (as hereinafter defined) is collateralized by assets held by MLC US Holdings, including assets totaling $33.4 million as of March 31, 2026.
(2)Other invested assets primarily include structured securities and loan receivables.

As of December 31, 2025	Fair value	Amortized cost	Fair value option	Total
Financial assets
Asset Management
Corporate loans	$—	$13,287	$—	$13,287
Equity securities	10,409	—	—	10,409
Derivatives	13	—	—	13
Other invested assets	72	—	—	72
Total financial assets — Asset Management¹	$10,494	$13,287	$—	$23,781
Insurance Solutions
Debt securities:
U.S. government and agency	$10,348	$—	$—	$10,348
U.S. state, territories and municipalities	3,440	—	1,914	5,354
Other government and agency	—	—	2,475	2,475
Corporate	166,693	—	104,495	271,188
Asset and mortgage-backed securities	221,524	—	121,149	342,673
Corporate loans	—	—	124,067	124,067
Mortgage loans	—	162,566	—	162,566
Equity securities	15,053	—	—	15,053
Other invested assets²	4,878	17,097	1,109	23,084
Total financial assets — Insurance Solutions	$421,936	$179,663	$355,209	$956,808
Corporate loans of consolidated VIEs	—	—	119,731	119,731
Equity securities of consolidated VIEs	949	—	—	949
Total financial assets — Insurance Solutions, including consolidated VIEs	422,885	179,663	474,940	1,077,488
Total financial assets	$433,379	$192,950	$474,940	$1,101,269
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

As of March 31, 2026	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value[1]
Insurance Solutions
Debt securities:
U.S. government and agency	$10,642	$21	$(382)	$10,281
U.S. state, territories and municipalities	4,086	—	(750)	3,336
Corporate	172,432	1,025	(14,929)	158,528
Asset and mortgage-backed securities	224,283	3,862	(6,029)	222,116
Other invested assets	5,441	—	(2,400)	3,041
Total AFS — Insurance Solutions	$416,884	$4,908	$(24,490)	$397,302

As of December 31, 2025	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value[1]
Financial assets
Insurance Solutions
Debt securities:
U.S. government and agency	$10,623	$75	$(350)	$10,348
U.S. state, territories and municipalities	4,154	—	(714)	3,440
Corporate	177,997	1,429	(12,733)	166,693
Asset and mortgage-backed securities	222,766	3,130	(4,372)	221,524
Other invested assets	5,439	1	(1,824)	3,616
Total AFS — Insurance Solutions	$420,979	$4,635	$(19,993)	$405,621
_______________
(1)There is no allowance for credit losses for AFS investments as of March 31, 2026 and December 31, 2025.
The maturity distribution for AFS securities is as follows:

	As of March 31, 2026
	Cost or amortized cost	Fair value
Due in one year or less	$7,943	$8,030
Due after one year through five years	111,700	110,040
Due after five years through ten years	128,269	123,706
Due after ten years	168,972	155,526
Total AFS securities	$416,884	$397,302
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
The following table provides information about AFS securities for which an allowance for credit losses has not been recorded aggregated by category and length of time that securities have been continuously in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of March 31, 2026	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Insurance Solutions
Debt securities:
U.S. government and agency	$2,769	$(60)	$5,163	$(322)	$7,932	$(382)
U.S. state, territories and municipalities	—	—	3,336	(750)	3,336	(750)
Corporate	64,688	(2,347)	45,083	(12,583)	109,771	(14,930)
Asset and mortgage-backed securities	88,225	(1,510)	41,424	(4,519)	129,649	(6,029)
Other invested assets	—	—	2,990	(2,399)	2,990	(2,399)
Total AFS securities in a continuous loss position	$155,682	$(3,917)	$97,996	$(20,573)	$253,678	$(24,490)

	Less than 12 months		12 months or more		Total
As of December 31, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Insurance Solutions
Debt securities:
U.S. government and agency	$778	$(40)	$5,172	$(310)	$5,950	$(350)
U.S. state, territories and municipalities	—	—	3,440	(714)	3,440	(714)
Corporate	36,752	(370)	48,113	(12,362)	84,865	(12,732)
Asset and mortgage-backed securities	23,755	(240)	53,666	(4,133)	77,421	(4,373)
Other invested assets	—	—	3,565	(1,824)	3,565	(1,824)
Total AFS securities in a continuous loss position	$61,285	$(650)	$113,956	$(19,343)	$175,241	$(19,993)
Unrealized gains and losses can arise from changes in interest rates or other factors, including changes in credit spreads. The Company had gross unrealized losses on below investment grade AFS securities of $4.6 million and $4.0 million as of March 31, 2026 and December 31, 2025, respectively. The single largest unrealized loss on AFS securities was $1.6 million and $1.2 million as of March 31, 2026 and December 31, 2025, respectively. The Company had 370 and 313 positions in an unrealized loss position as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, AFS securities in an unrealized loss position for 12 months or more consisted of 191 and 207 debt securities, respectively. These debt securities primarily relate to Corporate and U.S. state, municipal and political subdivisions securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these debt securities since the Company neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data, and industry analyst reports.
Mortgage and corporate loans carried at amortized cost
Mortgage and corporate loans consist of the following:

	March 31, 2026	December 31, 2025
Asset Management
Corporate loans	$13,586	$13,586
Total corporate loans	13,586	13,586
Allowance for credit losses	(295)	(299)
Total corporate loans, net of allowance for credit losses	$13,291	$13,287

Insurance Solutions
Commercial real estate mortgage loans	$70,425	$65,070
Multi-family mortgage loans	112,236	107,532
Other invested assets - corporate loans	16,136	18,043
Total mortgage and corporate loans	$198,797	$190,645
Allowance for credit losses	(6,444)	(10,982)
Total mortgage and other invested assets - corporate loans, net of allowance for credit losses	$192,353	$179,663

The maturity distribution for commercial real estate, multi-family mortgage loans and corporate loans were as follows as of March 31, 2026:

Asset Management	Corporate loans
Remainder of 2026	$—
2027	—
2028	—
2029	—
2030	—
2031 and thereafter	13,586
Total	$13,586

Insurance Solutions	Commercial real estate mortgage loans	Multi-family mortgage loans	Other invested assets - corporate loans	Total loans
Remainder of 2026	$26,655	$35,994	$—	$62,649
2027	38,957	38,059	—	77,016
2028	4,813	38,183	—	42,996
2029	—	—	—	—
2030	—	—	—	—
2031 and thereafter	—	—	16,136	16,136
Total	$70,425	$112,236	$16,136	$198,797
Actual maturities could differ from contractual maturities, because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.
The carrying value by credit risk and loan type were as follows:

Asset Management
Loans – carrying value by credit risk	March 31, 2026		December 31, 2025
Level 1	$13,586	100%	$13,586	100%
Level 2	—	—%	—	—%
Level 3	—	—%	—	—%
Level 4	—	—%	—	—%
Level 5	—	—%	—	—%
Total by credit risk	$13,586	100%	$13,586	100%

Asset Management
Loans – carrying value by loan type	March 31, 2026		December 31, 2025
Corporate loans	$13,586	100%	$13,586	100%
Total by loan type	$13,586	100%	$13,586	100%

Insurance Solutions
Loans – carrying value by credit risk	March 31, 2026		December 31, 2025
Level 1	$16,136	8.1%	$18,043	9.5%
Level 2	148,127	74.5%	107,259	56.3%
Level 3	8,371	4.2%	8,120	4.3%
Level 4	—	—%	—	—%
Level 5	26,163	13.2%	57,223	30.0%
Total by credit risk	$198,797	100%	$190,645	100%

Insurance Solutions
Loans – carrying value by loan type	March 31, 2026		December 31, 2025
Commercial real estate mortgage loans	$70,425	35.4%	$65,070	34.1%
Multi-family mortgage loans	112,236	56.4%	107,532	56.4%
Other invested assets - corporate loans	16,136	8.1%	18,043	9.5%
Total by loan type	$198,797	100%	$190,645	100%
The following tables summarizes the activity related to the allowance for credit losses for the three months ended March 31, 2026 and 2025:

Asset Management	Corporate loans	Total loans
Balance, December 31, 2025	$299	$299
Charge-offs	—	—
Recoveries	—	—
Provision for credit losses	(4)	(4)
Balance, March 31, 2026	$295	$295

Insurance Solutions	Commercial real estate mortgage loans	Multi-family mortgage loans	Corporate loans	Total loans
Balance, December 31, 2025	$2,355	$7,681	$946	$10,982
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	(1,402)	(3,005)	(131)	(4,538)
Balance, March 31, 2026	$953	$4,676	$815	$6,444

Asset Management	Corporate loans	Total loans
Balance, December 31, 2024	$299	$299
Charge-offs	—	—
Recoveries	—	—
Provision for credit losses	—	—
Balance, March 31, 2025	$299	$299

Insurance Solutions	Commercial real estate mortgage loans	Multi-family mortgage loans	Corporate loans	Total loans
Balance, December 31, 2024	$2,615	$3,360	$1,078	$7,053
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	1	(11)	(30)	(40)
Balance, March 31, 2025	$2,616	$3,349	$1,048	$7,013

The following tables present an analysis of past-due loans:

	March 31, 2026
Asset Management	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due	Nonaccrual loans	Current loans	Total loans
Corporate loans	$—	$—	$—	$—	$13,586	$13,586
Total corporate loans	$—	$—	$—	$—	$13,586	$13,586

	March 31, 2026
Insurance Solutions	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due	Nonaccrual loans	Current loans	Total loans
Commercial real estate mortgage loans	$—	$—	$—	$10,475	$59,950	$70,425
Multi-family mortgage loans	—	—	—	20,170	92,066	112,236
Other invested assets - corporate loans	—	—	—	—	16,136	16,136
Total mortgage and other invested assets - corporate loans	$—	$—	$—	$30,645	$168,152	$198,797

	December 31, 2025
Asset Management	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due	Nonaccrual loans	Current loans	Total loans
Corporate loans	$—	$—	$—	$—	$13,586	$13,586
Total corporate loans	$—	$—	$—	$—	$13,586	$13,586

	December 31, 2025
Insurance Solutions	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due	Nonaccrual loans	Current loans	Total loans
Commercial real estate mortgage loans	$—	$—	$—	$20,642	$44,428	$65,070
Multi-family mortgage loans	—	—	—	41,063	66,469	107,532
Other invested assets - corporate loans	—	—	—	—	18,043	18,043
Total mortgage and other invested assets - corporate loans	$—	$—	$—	$61,705	$128,940	$190,645
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

The following represents total nonaccrual loans:

	March 31, 2026
Insurance Solutions	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans
Commercial real estate mortgage loans	$—	$10,475	$10,475
Multi-family mortgage loans	—	20,170	20,170
Total loans	$—	$30,645	$30,645

	December 31, 2025
Insurance Solutions	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans
Commercial real estate mortgage loans	$3,447	$17,195	$20,642
Multi-family mortgage loans	—	41,063	41,063
Total loans	$3,447	$58,258	$61,705
There were no accrued interest receivables written off for the three months ended March 31, 2026 and 2025.

The following table represents the portfolio of mortgage and corporate loans by origination year as of March 31, 2026 and December 31, 2025:

Performance status as of March 31, 2026	2026	2025	2024	2023	2022	Prior	Total
Asset Management
Corporate loans
Level 1	$—	$—	$—	$—	$—	$13,586	$13,586
Level 2	—	—	—	—	—	—	—
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	—	—
Total corporate loans	$—	$—	$—	$—	$—	$13,586	$13,586

Insurance Solutions
Commercial real estate loans
Level 1	$—	$—	$—	$—	$—	$—	$—
Level 2	—	7,354	9,760	17,532	21,844	3,460	59,950
Level 3	—	—	—	—	—	4,482	4,482
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	1,914	4,079	5,993
Total commercial real estate loans	—	7,354	9,760	17,532	23,758	12,021	70,425
Multi-family loans
Level 1	—	—	—	—	—	—	—
Level 2	28,736	27,926	27,415	4,100	—	—	88,177
Level 3	—	3,889	—	—	—	—	3,889
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	20,170	20,170
Total multi-family loans	28,736	31,815	27,415	4,100	—	20,170	112,236
Other invested assets - corporate loans
Level 1	199	43	533	66	15,295	—	16,136
Level 2	—	—	—	—	—	—	—
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	—	—
Total other invested assets - corporate loans	199	43	533	66	15,295	—	16,136
Total mortgage and corporate loans	$28,935	$39,212	$37,708	$21,698	$39,053	$32,191	$198,797

Performance status as of December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Asset Management
Corporate loans
Level 1	$—	$—	$—	$—	$—	$13,586	$13,586
Level 2	—	—	—	—	—	—	—
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	—	—
Total corporate loans	$—	$—	$—	$—	$—	$13,586	$13,586

Insurance Solutions
Commercial real estate loans
Level 1	$—	$—	$—	$—	$—	$—	$—
Level 2	7,354	5,220	17,554	10,840	3,460	—	44,428
Level 3	—	—	—	—	4,482	—	4,482
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	1,914	10,799	3,447	16,160
Total commercial real estate loans	7,354	5,220	17,554	12,754	18,741	3,447	65,070
Multi-family loans
Level 1	—	—	—	—	—	—	—
Level 2	21,586	33,614	7,631	—	—	—	62,831
Level 3	3,638	—	—	—	—	—	3,638
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	9,487	19,107	12,469	41,063
Total multi-family loans	25,224	33,614	7,631	9,487	19,107	12,469	107,532
Other invested assets - corporate loans
Level 1	223	48	596	74	17,102	—	18,043
Level 2	—	—	—	—	—	—	—
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	—	—
Total other invested assets - corporate loans	223	48	596	74	17,102	—	18,043
Total mortgage and corporate loans	$32,801	$38,882	$25,781	$22,315	$54,950	$15,916	$190,645
The following represents the carrying value of collateral-dependent loans of the Company as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Commercial real estate mortgage loans	$4,079	$14,246
Multi-family mortgage loans	19,060	36,894
Total Loans	$23,139	$51,140
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included under the line item entitled “Accrued expenses and other liabilities” on the Condensed Consolidated Statements of Financial Position. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The unfunded off-balance sheet credit line commitments for corporate loans accounted for as held for investments (“HFI”) was $1.4 million for Asset Management and $5.9 million for Insurance Solutions as of March 31, 2026 (December 31, 2025: $1.4 million and $4.3 million, for Asset Management and Insurance Solutions, respectively).

The liability for credit losses on off-balance sheet credit exposures for these loans included in Accrued expenses and other liabilities was less than $0.1 million for Insurance Solutions as of both March 31, 2026 and December 31, 2025. Refer to Note 24. Commitments and contingencies for additional information of the Company’s investment commitments.
Note 7. Derivatives
The Company uses derivative instruments to manage interest rate risk. See Note 9. Fair value measurements for information about the fair value hierarchy for derivatives.
The following table presents the notional amount and fair value of freestanding derivative instruments:

	March 31, 2026			December 31, 2025
	Notional amount	Assets	Liabilities	Notional amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$187,000	$—	$1,792	$187,000	$481	$1,388
Derivatives designated as hedges
Cash flow hedges
The Company uses interest rate swaps to convert floating-rate interest receipts on its loan portfolio to fixed-rate interest receipts to reduce exposure to interest rate changes. The interest rate swaps will expire by October 2036. During the three months ended March 31, 2026 and March 31, 2025, the Company reported a loss of $0.9 million and $1.9 million in Other Comprehensive Income (“OCI”) associated with these hedges, respectively. There were no amounts deemed ineffective during the three months ended March 31, 2026 and March 31, 2025. As of March 31, 2026 and March 31, 2025, less than $0.1 million and $0.6 million is expected to be reclassified into income as part of earnings within the next 12 months, respectively.
Embedded derivatives
The Company has embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance agreements structured on a modified coinsurance (“Modco”) or funds withheld basis. The fair value of the embedded derivative liability is $34.2 million and $29.7 million as of March 31, 2026 and December 31, 2025, respectively.
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
There is no difference between the current presentation of the fair value of the interest rate swaps and the presentation of fair value of the interest rate swaps after the application of any right of offset, as of March 31, 2026.
Note 8. Variable interest entities
Consolidated variable interest entities (“VIEs”) include collateralized loan obligations (“CLOs”) managed by the Company. The assets of consolidated VIEs are not available to creditors of the Company, and the investors in these consolidated VIEs have no recourse against the assets of the Company.

Revenues of consolidated VIEs - Insurance Solutions
The following summarizes the Condensed Consolidated Statements of Operations activity of the consolidated VIEs:

For the three months ended March 31,	2026	2025
Investment income	$3,747	$4,034
Investment expense	(203)	(135)
Net investment income	3,544	3,899
Unrealized gain/(loss) on investments	(2,971)	(326)
Realized gain/(loss) on investments	(706)	60
Net gains (losses) from investment activities	(3,677)	(266)
Net revenues of consolidated variable interest entities	$(133)	$3,633
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

	March 31, 2026		December 31, 2025
	Carrying amount	Maximum exposure to loss	Carrying amount	Maximum Exposure to Loss
Asset Management
Variable interests in related parties	$28,348	$29,761	$28,209	$29,622
Total Asset Management	$28,348	$29,761	$28,209	$29,622

Insurance Solutions
Variable interests	$15,604	$15,604	$17,097	$17,097
Variable interests in related parties	14,209	14,209	15,355	15,355
Total Insurance Solutions	$29,813	$29,813	$32,452	$32,452

Total	$58,161	$59,574	$60,661	$62,074
Note 9. Fair value measurements
The following tables summarize the valuation of assets and liabilities measured at fair value by fair value hierarchy. Investments classified as Equity Method for which the Fair Value Option (“FVO”) has not been elected have been excluded from the table below.

	Fair Value Measurements
March 31, 2026	Level 1	Level 2	Level 3	NAV	Total
Financial assets
Asset Management
Equity securities	$1,289	$—	$6,640	$—	$7,929
Derivatives	—	—	—	—	—
Other invested assets	—	—	71	—	71
Total financial assets — Asset Management	1,289	—	6,711	—	8,000
Insurance Solutions
Debt securities:
U.S. government and agency	—	10,281	—	—	10,281
U.S. state, territories and municipalities	—	5,230	—	—	5,230
Other government and agency	—	2,444	—	—	2,444
Corporate	—	245,181	15,208	—	260,389
Asset and mortgage-backed securities	—	296,855	41,280	—	338,135
Corporate loans	—	18,822	121,958	—	140,780
Equity securities	142	2,217	3,319	1,866	7,544
Other invested assets	—	10,000	5,145	305	15,450
Total financial assets — Insurance Solutions	142	591,030	186,910	2,171	780,253
Corporate loans of consolidated VIEs	—	—	129,170	—	129,170
Equity of consolidated VIEs	—	—	1,140	—	1,140
Total financial assets including consolidated VIEs	142	591,030	317,220	2,171	910,563
Derivatives	—	—	—	—	—
Total financial assets	$1,431	$591,030	$323,931	$2,171	$918,563

Financial liabilities
Insurance Solutions
Ceded reinsurance - embedded derivative	—	34,192	—	—	34,192
Interest rate swaps	—	1,792	—	—	1,792
Total financial liabilities — Insurance Solutions	—	35,984	—	—	35,984
Total financial liabilities	$—	$35,984	$—	$—	$35,984

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	NAV	Total
Financial assets
Asset Management
Equity securities	$3,834	$91	$6,484	$—	$10,409
Derivatives	—	—	13	—	13
Other invested assets	—	—	72	—	72
Total financial assets — Asset Management	3,834	91	6,569	—	10,494
Insurance Solutions
Debt securities:
U.S. government and agency	—	10,348	—	—	10,348
U.S. state, territories and municipalities	—	5,354	—	—	5,354
Other government and agency	—	2,475	—	—	2,475
Corporate	—	261,039	10,149	—	271,188
Asset and mortgage-backed securities	—	323,246	19,427	—	342,673
Corporate loans	—	7,499	116,568	—	124,067
Equity securities	7,644	2,246	3,240	1,923	15,053
Other invested assets	—	51	5,637	299	5,987
Total financial assets — Insurance Solutions	7,644	612,258	155,021	2,222	777,145
Corporate loans of consolidated VIEs	—	—	119,731	—	119,731
Equity securities of consolidated VIEs	—	—	949	—	949
Total financial assets including consolidated VIEs	7,644	612,258	275,701	2,222	897,825
Derivatives	—	481	—	—	481
Total financial assets	$11,478	$612,830	$282,270	$2,222	$908,800

Financial liabilities
Insurance Solutions
Ceded reinsurance - embedded derivative	—	29,650	—	—	29,650
Interest rate swaps	—	1,388	—	—	1,388
Total financial liabilities — Insurance Solutions	—	31,038	—	—	31,038
Total financial liabilities	$—	$31,038	$—	$—	$31,038
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

Transfers between level 1 and level 2
The Company records transfers of assets between Level 1 and Level 2 at their fair values at the end of each reporting period. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. During the three months ended March 31, 2026 and March 31, 2025, there were no assets transferred between Level 1 and Level 2.

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

The following tables summarize changes in the Company’s investment portfolio measured and reporting at fair value for which Level 3 inputs were used in determining fair value:

					Net Change in Unrealized Appreciation (Depreciation)
										Change in unrealized gains (losses) included in income on Level 3 assets and liabilities still held	Change in unrealized gains (losses) included in OCI on Level 3 assets and liabilities still held
		Purchases	Sales and repayments	Net realized gain (loss)	Included in income	Included in OCI	Transfer in ¹	Transfer out ¹
Three months ended March 31, 2026	Beginning Balance								Ending Balance
Financial assets
Asset Management
Equity securities	$6,484	$—	$—	$—	$156	$—	$—	$—	$6,640	$156	$—
Derivatives	13	—	(14)	3	(2)	—	—	—	—	(2)	—
Other invested assets	72	—	—	—	(1)	—	—	—	71	(1)	—
Total assets — Asset Management	6,569	—	(14)	3	153	—	—	—	6,711	153	—
Insurance Solutions
Debt securities:
Corporate	10,149	—	—	—	—	59	5,000	—	15,208	—	59
Asset and mortgage-backed securities	19,427	—	(212)	—	(5)	1,798	20,272	—	41,280	—	1,798
Corporate loans	116,568	789	(2,525)	—	(374)	—	7,500	—	121,958	(400)	—
Equity securities	3,240	—	—	—	79	—	—	—	3,319	79	—
Other invested assets	5,637	39	—	—	(7)	(576)	52	—	5,145	(6)	(576)
Total assets — Insurance Solutions	155,021	828	(2,737)	—	(307)	1,281	32,824	—	186,910	(327)	1,281
Corporate loans of consolidated VIEs	119,731	34,875	(22,279)	(706)	(2,451)	—	—	—	129,170	(2,669)	—
Equity securities of consolidated VIEs	949	493	—	—	(302)	—	—	—	1,140	(302)	—
Total financial assets including consolidated VIEs - Insurance Solutions	275,701	36,196	(25,016)	(706)	(3,060)	1,281	32,824	—	317,220	(3,298)	1,281
Total financial assets	$282,270	$36,196	$(25,030)	$(703)	$(2,907)	$1,281	$32,824	$—	$323,931	$(3,145)	$1,281
_______________
(1)Transfers into Level 3 are due to decrease in the quantity and reliability of broker quotes obtained. Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained. Transfers are assumed to have occurred at the end of the period.

					Net Change in Unrealized Appreciation (Depreciation)
												Change in unrealized gains (losses) included in income on Level 3 assets and liabilities still held	Change in unrealized gains (losses) included in OCI on Level 3 assets and liabilities still held
		Purchases	Sales and repayments	Net realized gain (loss)	Included in income	Included in OCI	Transfer in ¹	Transfer out ¹		Change in consolidation
Three months ended March 31, 2025	Beginning Balance										Ending Balance
Financial assets
Asset Management
Equity securities	$499	$5,000	$—	$—	$(127)	$—	$—	$—		$—	$5,372	$(127)	$—
Total assets — Asset Management	499	5,000	—	—	(127)	—	—	—		—	5,372	(127)	—
Insurance Solutions
Debt securities:
Corporate	—	—	—	—	—	39	5,000	—	—	—	5,039	—	39
Asset and mortgage-backed securities	8,641	—	(228)	—	(1)	58	6,853	—		—	15,323	—	58
Corporate loans	114,734	2,851	(846)	—	786	—	—	—		—	117,525	782	—
Equity securities	2,918	—	—	—	13	—	—	—		—	2,931	13	—
Other invested assets	4,575	—	—	—	(370)	(198)	—	—		—	4,007	(390)	(198)
Total assets — Insurance Solutions	130,868	2,851	(1,074)	—	428	(101)	11,853	—		—	144,825	405	(101)
Corporate loans of consolidated VIEs	125,757	17,872	(11,417)	60	(20)	—	—	—		—	132,252	(326)	—
Equity securities of consolidated VIEs	141	—	—	—	—	—	—	—		—	141	—	—
Total financial assets including consolidated VIEs - Insurance Solutions	256,766	20,723	(12,491)	60	408	(101)	11,853	—		—	277,218	79	(101)
Total financial assets	$257,265	$25,723	$(12,491)	$60	$281	$(101)	$11,853	$—		$—	$282,590	$(48)	$(101)

Financial liabilities
Asset Management
Debt obligations	$1,471	$—	$—	$—	$(968)	$—	$—	$—		$—	$503	$968	$—
Total financial liabilities — Asset Management	$1,471	$—	$—	$—	$(968)	$—	$—	$—		$—	$503	$968	$—
_______________
(1)Transfers into Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained. Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained. Transfers are assumed to have occurred at the end of the period.

The valuation techniques and significant unobservable inputs used in Level 3 valuations were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
March 31, 2026	Fair value	Valuation technique/ methodology	Unobservable input	Range (weighted average)
Financial assets
Asset management
Equity securities	$6,565	Enterprise value	Multiple	12.5x - 13.5x (13x)
Equity securities	75	Market approach	Privately quoted price	NA
Other invested assets	71	Probability-Weighted Expected Return Method	Independent probabilities	5.0% - 5.0% (5.0%)
		Probability-Weighted Expected Return Method	Dependent probabilities	2.4% - 3.7% (3.1%)
		Probability-Weighted Expected Return Method	Years to exit	2.5 - 4.5 (3.5)
Total — Asset Management	$6,711
Insurance
Debt securities¹:
Asset and mortgage-backed securities	$41,280	Discounted cash flow	Discount rate	6.3% - 10.2% (9.0%)
Corporate	15,208	Discounted cash flow	Discount rate	6.4% - 8.0% (7.3%)
Corporate loans	121,958	Discounted cash flow	Discount rate	0.0% - 15.7% (8.2%)
Equity securities	30	Recent transaction	Transaction price	NA
Equity securities	289	Enterprise value	Multiple	0.086x - 0.086x (0.086x)
Equity securities	3,000	Discounted cash flow	Discount rate	5.8% - 5.8% (5.8%)
Other invested assets	5,145	Discounted cash flow	Discount rate	7.5% - 18.9% (17.0%)
Total — Insurance Solutions	$186,910
Equity securities of consolidated VIEs	$1,140	Enterprise value	Multiple	1.8x - 10.1x (6.0x)
Corporate loans of consolidated VIEs	33,670	Recent transaction	Transaction price	NA
Corporate loans of consolidated VIEs	95,500	Discounted cash flow	Discount rate	6.8% - 23.6% (10.5%)
Total assets of consolidated VIEs - Insurance Solutions	$130,310
Total financial assets including consolidated VIEs - Insurance Solutions	$317,220
Total financial assets	$323,931
_______________
(1)For debt securities where the recent transaction price does not estimate fair value, the Company determines the fair value utilizing a yield analysis.

		Quantitative Information about Level 3 Fair Value Measurements
December 31, 2025	Fair value	Valuation technique/ methodology	Unobservable input	Range (weighted average)
Financial assets
Asset Management
Equity securities	$6,409	Enterprise value	Multiple	12.5x - 13.5x (13.0x)
Equity securities	75	Market approach	Privately quoted price	NA
Equity securities	13	Option pricing model	Volatility	116.2% - 126.2% (121.2%)
	—	Option pricing model	Years to exercise	0.1 - 0.3 (0.2)
Other invested assets	72	Probability-Weighted Expected Return Method	Independent probabilities	5.0% - 5.0% (5.0%)
	—	Probability-Weighted Expected Return Method	Dependent probabilities	2.4% - 3.7% (3.1%)
	—	Probability-Weighted Expected Return Method	Years to cash flows	2.5 - 4.5 (3.5)
Total — Asset Management	$6,569
Insurance Solutions
Debt securities¹:
Asset and mortgage-backed securities	19,427	Discounted cash flow	Discount rate	6.3% - 8.5% (7.6%)
Corporate	10,149	Discounted cash flow	Discount rate	7.4% - 8.9% (8.1%)
Corporate loans	116,568	Discounted cash flow	Discount rate	0.0% - 15.7% (8.2%)
Equity securities	30	Recent transaction	Transaction price	NA
Equity securities	210	Enterprise value	Multiple	0.6x - 0.6x (0.6x)
Equity securities	3,000	Discounted cash flow	Discount rate	5.6% - 5.6% (5.6%)
Other invested assets	5,637	Discounted cash flow	Discount rate	9.6% - 19.7% (16.9%)
Total — Insurance Solutions	155,021
Equity securities of consolidated VIEs	949	Enterprise value	Multiple	10.0x - 16.0x (13.0x)
Corporate loans of consolidated VIEs	30,123	Recent transaction	Transaction price	NA
Corporate loans of consolidated VIEs	89,608	Discounted cash flow	Discount rate	5.3% - 14.8% ( 9.6%)
Total assets of consolidated VIEs - Insurance Solutions	$120,680
Total financial assets including consolidated VIEs - Insurance Solutions	275,701
Total investments	$282,270
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

Financial instruments not carried at fair value
The following tables present carrying amounts and fair values of the Company’s financial assets and liabilities which are not carried at fair value as of March 31, 2026 and December 31, 2025:

			Fair Value Hierarchy
March 31, 2026	Carrying value	Fair value	Level 1	Level 2	Level 3
Financial Assets
Asset Management
Corporate loans	$13,291	$11,127	$—	$—	$11,127
Total financial assets — Asset Management	13,291	11,127	—	—	11,127
Insurance Solutions
Mortgage loans	177,032	182,712	—	—	182,712
Other invested assets	15,321	15,378	—	—	15,378
Total financial assets — Insurance Solutions	192,353	198,090	—	—	198,090
Total financial assets	$205,644	$209,217	$—	$—	$209,217
Financial Liabilities
Asset Management
Debt obligations	$92,194	$86,788	$37,184	$—	$49,604
Total financial liabilities — Asset Management	92,194	86,788	37,184	—	49,604
Insurance Solutions
Debt obligations	17,250	17,402	—	—	17,402
Interest sensitive contract liabilities	360,462	360,462	—	360,462	—
Total financial liabilities —Insurance Solutions	377,712	377,864	—	360,462	17,402
Total financial liabilities	$469,906	$464,652	$37,184	$360,462	$67,006

			Fair Value Hierarchy
December 31, 2025	Carrying value	Fair value	Level 1	Level 2	Level 3
Financial Assets
Asset Management
Corporate loans	$13,287	$11,151	$—	$—	$11,151
Total financial assets — Asset Management	13,287	11,151	—	—	11,151
Insurance Solutions
Mortgage loans	162,566	172,602	—	—	172,602
Other invested assets	17,097	17,488	—	—	17,488
Total financial assets — Insurance Solutions	179,663	190,090	—	—	190,090
Total financial assets	$192,950	$201,241	$—	$—	$201,241
Financial Liabilities
Asset Management
Debt obligations	$76,250	$72,880	$—	$—	$72,880
Total financial liabilities — Asset Management	76,250	72,880	—	—	72,880
Insurance Solutions
Debt obligations	17,250	17,447	—	—	17,447
Interest sensitive contract liabilities	363,981	363,981	—	363,981	—
Total financial liabilities —Insurance Solutions	381,231	381,428	—	363,981	17,447
Total financial liabilities	$457,481	$454,308	$—	$363,981	$90,327

Fair value option
The following table presents the net realized and unrealized gains (losses) on financial instruments for which the FVO was elected:

For the three months ended March 31,	2026			2025
	Net realized gains (losses)	Net unrealized gains (losses)	Total	Net realized gains (losses)	Net unrealized gains (losses)	Total
Asset Management
Debt obligation	$—	$—	$—	$—	$968	$968
Net gains (losses) from investment activities — Asset Management	—	—	—	—	968	968

Insurance Solutions
Debt securities:
U.S. state, territories and municipalities	—	(15)	(15)	—	57	57
Other government and agency	—	(28)	(28)	—	(1)	(1)
Corporate	—	(2,404)	(2,404)	(50)	1,186	1,136
Asset and mortgage- backed securities	(9)	(2,179)	(2,188)	(146)	115	(31)
Corporate loans	—	(400)	(400)	2	789	791
Other invested assets	—	34	34	—	(390)	(390)
Net gains (losses) from investment activities — Insurance Solutions	(9)	(4,992)	(5,001)	(194)	1,756	1,562
Investments of consolidated VIEs	(706)	(2,971)	(3,677)	60	(326)	(266)
Net gains (losses) from investment activities — Insurance Solutions including consolidated VIEs	$(715)	$(7,963)	$(8,678)	$(134)	$1,430	$1,296
The following table presents information for loans which the Company elected the FVO.

March 31, 2026	Unpaid Principal Balance	Mark to Fair Value	Fair Value
Insurance Solutions
Corporate loans	$142,529	$(1,749)	$140,780
Other invested assets	1,289	(144)	1,145
Insurance Solutions	143,818	(1,893)	141,925
Corporate loans of consolidated VIEs	139,665	(10,495)	129,170
Insurance Solutions including consolidated VIEs	$283,483	$(12,388)	$271,095
December 31, 2025	Unpaid Principal Balance	Mark to Fair Value	Fair Value
Insurance Solutions
Corporate loans	$125,422	$(1,355)	$124,067
Other invested assets	1,289	(179)	1,110
Insurance Solutions	126,711	(1,534)	125,177
Corporate loans of consolidated VIEs	127,620	(7,889)	119,731
Insurance Solutions including consolidated VIEs	$254,331	$(9,423)	$244,908
As of March 31, 2026 and December 31, 2025, there were no loans accounted for at fair value under the FVO which were 90 days or more past-due or in non-accrual status.

The following table presents the estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk on corporate loans for which the Company elected the FVO.

For the three months ended March 31,	2026	2025
Insurance Solutions
Corporate loans	$18	$368
Other invested assets	34	(390)
Insurance Solutions	52	(22)
Corporate loans of consolidated VIEs	(255)	(247)
Insurance Solutions including consolidated VIEs	$(203)	$(269)
The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying loans with changes in credit ratings meeting certain criteria.

Note 10. Revenue from service contracts
The following table summarizes the Company’s revenue from service contracts for Asset Management:

	Three months ended March 31,
	2026	2025
Management fees	$1,639	$3,240
Incentive fees	394	299
Advisory and transaction fees	66	—
Servicing fees (expense)¹	(707)	(298)
_______________
(1)Servicing fees were a net expense for the Company as reimbursements to Sierra Crest Investment Management (“SCIM”) for certain costs and the specified investment advisory fee retained by SCIM exceeded the net economic benefit derived under the Alternative Credit Income Fund (“ACIF”) advisory agreement, for the three months ended March 31, 2026 and March 31, 2025. Servicing fees are included within Administration and servicing fees in the Condensed Consolidated Statements of Operations.
Note 11. Goodwill and intangible assets
Goodwill
The carrying amount of goodwill by reportable segment was $1.0 million for Asset Management as of both March 31, 2026 and December 31, 2025, which is included within “Other assets” in the Condensed Consolidated Statements of Financial Position. The carrying amount of goodwill was $30.2 million for Insurance Solutions as of both March 31, 2026 and December 31, 2025.
The table below presents the changes in the carrying amount of goodwill by reporting unit in Insurance Solutions as of March 31, 2026 and December 31, 2025.

	Reporting Unit
As of March 31, 2026	MYGA	LTC	Total
Goodwill, gross as of December 31, 2025	$30,193	$25,504	$55,697
Accumulated impairment losses¹	—	(25,504)	(25,504)
Goodwill, net as of March 31, 2026	30,193	—	30,193

Goodwill, gross as of December 31, 2024	$30,193	$25,504	$55,697
Impairment losses	—	(25,504)	(25,504)
Goodwill, net as of December 31, 2025	$30,193	$—	$30,193
_______________
(1)Accumulated impairment losses include the $25.5 million impairment loss recognized in relation to the LTC reporting unit during the year ended December 31, 2025 and there was no impairment loss recognized during the three months ended March 31, 2026.

Intangible assets

Intangible assets consist of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Gross carrying amount	Accumulated amortization	Accumulated impairment	Net carrying amount
Asset Management
Intangible assets — indefinite life
Profit sharing interest	$8,191	$—	$—	$8,191
Intangible assets — definite life
Investment management contracts	11,148	(8,822)	—	2,326
Total intangible assets — Asset Management	$19,339	$(8,822)	$—	$10,517

Insurance Solutions
Intangible assets — indefinite life
State insurance licenses	2,444	—	—	2,444
Total intangible assets — Insurance Solutions	$2,444	$—	$—	$2,444

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Accumulated impairment	Net carrying amount
Asset Management
Intangible assets — indefinite life
Investment management contracts	$19,204	$—	$(19,204)	$—
Profit sharing interest[1]	11,236	—	(3,045)	8,191
Intangible assets — definite life
Investment management contracts	11,544	(8,381)	(393)	2,770
Total intangible assets — Asset Management	$41,984	$(8,381)	$(22,642)	$10,961

Insurance Solutions
Intangible assets — indefinite life
State insurance licenses	2,444	—	—	2,444
Total intangible assets — Insurance Solutions	$2,444	$—	$—	$2,444
_______________
(1)On July 15, 2025, the merging of Logan Ridge Finance Corporation (“Logan Ridge”) into Portman Ridge Finance Corporation (“Portman Ridge” or “Portman”) closed, with the new combined entity renamed to BCP Investment Corporation (“BCIC”). Upon the close of this merger, the Company’s investment management agreement with Logan Ridge was terminated, resulting in an impairment loss for the full carrying amount of the investment management agreement. Upon termination of the investment management agreement with Logan Ridge, the Company acquired a profit-sharing agreement with the owner of SCIM, which is the manager of BCIC, for no cash consideration. The acquisition of the profit-sharing agreement is presented as a gain that offsets the accumulated impairment loss on the Logan Ridge investment management agreement, in “Amortization and impairment of intangible assets” on the consolidated statements of operations for the year ended December 31, 2025. The profit-sharing agreement was determined to be an indefinite-lived intangible asset given the Company expects SCIM to be the investment manager of BCIC indefinitely, and for the owner of SCIM to hold its equity in SCIM indefinitely.
The following table represents estimated intangible amortization expense as of March 31, 2026:

As of	March 31, 2026
Remainder of 2026	$1,559
2027	717
2028	50
2029	—
2030	—
2031 and thereafter	—
Total	$2,326

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
On September 12, 2025, MLC US Holdings entered into a Limited Waiver and Amendment No. 5 to its Credit Agreement. The lenders waived a specified event of default arising from MLC US Holdings’ failure to satisfy the Interest Expense Coverage Ratio for the fiscal quarter ended June 30, 2025, and certain terms of the Credit Agreement were amended, including updates to defined terms and covenant calibration (such as schedules for the net leverage and interest coverage ratios and related EBITDA adjustments for the quarter ended then). The amendment also provided for an amendment fee equal to 0.25% of the aggregate principal amount of loans outstanding immediately prior to effectiveness.

Following the waiver and amendment, the Company remained in compliance with all debt covenants for all periods presented.

On January 27, 2026, the Company repaid $22.5 million of the outstanding balance under this credit agreement, using the net proceeds from the exchange listed notes detailed below. This constituted a partial extinguishment and $0.5 million of unamortized transaction costs were written off in proportion to the amount of debt extinguished. The loss on extinguishment of debt is presented as “loss on extinguishment of debt” within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026. Subsequent to March 31, 2026, the Company entered into a Guaranty pursuant to which it assumed Legacy Mount Logan’s obligations as guarantor under the MLC US Holdings Credit Facility. See Note 27. Subsequent events for further detail.

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
Unsecured debentures
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

On December 31, 2025, a subsidiary of the Company issued an additional 2,500 unsecured debentures at a price of $1,000 per additional debenture for an aggregate purchase price of $2.5 million (the “Additional Initial Debentures”). The Additional Initial Debentures mature on January 25, 2032 and shall be governed by the Debenture Indenture on the same terms and conditions as the Initial Debenture Units mentioned above. There were no warrants issued with the Additional Initial Debentures.

Exchange listed notes
On January 26, 2026, the Company issued $40 million in aggregate principal amount of senior unsecured notes (“Exchange Listed Notes”) that bear interest at 8.0% per year and will mature on January 31, 2031. 1.6 million Exchange Listed Notes were issued in denominations of $25, with interest payable quarterly, with the first interest payment occurring on April 30, 2026. Transaction costs of $2.3 million were incurred in relation to the debt issuance, which have been capitalized into the debt carrying amount and will be accreted through the interest expense on the debt through maturity. The net proceeds from the debt issuance were used to repay $22.5 million of outstanding indebtedness under the MLC US Holdings Credit Facility, with remaining proceeds for general corporate purposes.

Debt obligations consisted of the following as of March 31, 2026 and December 31, 2025:

As of March 31, 2026	Maturity date	Stated interest rate	Effective interest rate	Extension options	Total facility	Outstanding balance
MLC US Holdings Credit Facility[1]	August 2027	SOFR +6.00%	9.7%	N/A	$14,500	$14,500
Seller note — Ability Acquisition	October 2031	5.0%	5.0%	N/A	15,000	15,000
Exchange Listed Notes	January 2031	8.0%	9.4%	N/A	40,000	38,358
Debenture units[2]	January 2032	8.5%	8.7% - 8.9%	N/A	21,252	24,616
Total debt					$90,752	$92,474
_______________
(1)The MLC US Holdings Credit Facility is secured by all assets and interests in assets and proceeds owned and acquired by MLC US Holdings.
(2)The warrants issued with the Initial Debenture Units are recorded in equity at fair value upon issuance and therefore are not required to be subsequently remeasured at fair value on an ongoing basis.

As of December 31, 2025	Maturity date	Stated interest rate	Effective interest rate	Extension options	Total facility	Outstanding balance
MLC US Holdings Credit Facility[1]	August 2027	SOFR +7.50%	11.8%	N/A	40,000	38,000
Seller note — Ability Acquisition	October 2031	5.0%	5.0%	N/A	15,000	15,000
Debenture units[2]	January 2032	8.5%	8.9%	N/A	21,252	24,075
Total debt					$76,252	$77,075

_______________
(1)The MLC US Holdings Credit Facility is secured by all assets and interests in assets and proceeds owned and acquired by MLC US Holdings.
(2)The warrants issued with the Initial Debenture Units are recorded in equity at fair value upon issuance and therefore are not required to be subsequently remeasured at fair value on an ongoing basis.
The scheduled principal repayments are as follows:

As of	March 31, 2026
Remainder of 2026	$1,500
2027	16,000
2028	3,000
2029	3,000
2030	3,000
2031 and thereafter	65,974
92,474
Transaction costs (net of amortization)	(280)
Total debt	$92,194
For the three months ended March 31, 2026, interest expense, including the amortization of debt issuance costs and PIK interest, was $2.0 million (March 31, 2025 – $1.9 million).
Insurance Solutions
Debt obligations
Ability has the following surplus notes outstanding as of March 31, 2026 and December 31, 2025:

As of March 31, 2026	Date issued	Date of maturity	Interest rate	Par value	Carrying value of note
Sentinel Security Life Insurance Company	February, 2013	June, 2028	5.00%	$2,250	$2,250
Revol One Insurance Company (formerly known as Pavonia Life Insurance Company of Michigan)	August, 2023	December, 2032	10.00%	12,000	12,000
Atlantic Coast Life Insurance Company	March, 2025	March, 2033	SOFR+6.00%	3,000	3,000
Total surplus notes				$17,250	$17,250

As of December 31, 2025	Date issued	Date of maturity	Interest rate	Par value	Carrying value of note
Sentinel Security Life Insurance Company	February, 2013	June, 2028	5.00%	$2,250	$2,250
Revol One Insurance Company (formerly known as Pavonia Life Insurance Company of Michigan)	August, 2023	December, 2032	10.00%	12,000	12,000
Atlantic Coast Life Insurance Company	March, 2025	March, 2033	SOFR+6.00%	3,000	3,000
Total surplus notes				$17,250	$17,250
For the three months ended March 31, 2026, interest paid was $0.3 million (March 31, 2025 - $0.3 million).
Refer to Note 9. Fair value measurements for fair value of financial liabilities carried at amortized cost.
The surplus notes are subordinated in right of payment of all indebtedness, policy claims, and other creditor claims. The note issued to Sentinel Security Life Insurance Company (“SSL”) had an initial maturity date of June 12, 2023; however, in the second quarter of 2023, Ability renewed the note, extending the date of maturity to June 12, 2028. On August 30, 2023, Ability, completed a private offering of $12.0 million aggregate principal amount of 10.0% Surplus Notes due December 2032. On March 31, 2025, Ability, completed another private offering for an aggregate of $3.0 million principal amount of SOFR+6% Surplus Notes with interest and principal due and payable on March 31, 2033. Payments of interest or principal shall be paid only if Ability has the required levels of statutory surplus and upon prior authorization by the Director of the Nebraska Department of Insurance. Subsequent to March 31, 2026, $5.25 million of the surplus notes were repaid. See Note 27. Subsequent events.

Note 13. Deferred acquisition costs
Information regarding total deferred acquisition costs (“DAC”) for March 31, 2026 and March 31, 2025:

	For the three months ended March 31,
	Beginning Balance	Capitalization	Amortization	Ending Balance
DAC:
MYGA	$6,791	$35	$(708)	$6,118

	For the Three months ended March 31, 2025
	Beginning Balance	Capitalization	Amortization	Ending Balance
DAC:
MYGA	$6,524	$(7)	$(555)	$5,962
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
The amortization expense for DAC is included in the Amortization of deferred acquisition costs in the Condensed Consolidated Statements of Operations. The estimated future amortization expense related to DAC for the future years is as follows:

As of	March 31, 2026
Remainder of 2026	$1,747
2027	2,274
2028	1,487
2029	411
2030	126
2031 and thereafter	73
Total	$6,118
Note 14. Future policy benefits and related reinsurance recoverable
Future policy benefits comprise substantially all obligations to insureds in the Company’s insurance operations. A summary of future policy benefits and reinsurance recoverable are presented below.

As of	March 31, 2026	December 31, 2025
Reinsurance recoverable
Long term care reinsurance	$442,289	$452,254
Other	4,448	4,466
Modco investments with Nichol International Reinsurance (S.A.C), Ltd¹	(176,942)	(183,802)
Total reinsurance recoverable	$269,795	$272,918

Future policy benefits
Long term care insurance	$758,460	$777,412
Other	4,450	4,469
Total future policy benefits	$762,910	$781,881

Funds held under reinsurance contracts
Funds held arrangement with Front Street Re¹	$230,987	$237,143
_______________
(1)The Company has a coinsurance or Modco with funds withheld arrangement with its two reinsurers. The Modco agreement with Nichol International Reinsurance (S.A.C), Ltd. (formerly known as Vista Life and Casualty Reinsurance Company) dictates that the assets held as collateral are held with the legal right of offset to the related insurance contract liabilities. Therefore, the collateral held for this agreement is netted against the reserves under this contract. The agreement with Front Street Re does not have the legal right of offset therefore the reserves are not presented net of the collateral held, instead they are in the line item “Funds held under reinsurance contracts” in the Condensed Consolidated Statements of Financial Position.
The following tables summarize balances of and changes in future policy benefits reserves:

	Three months ended March 31,
Long-term care	2026	2025
Present value of expected net premiums
Beginning Balance	$273,395	$306,206

Beginning balance at locked-in discount rate	297,709	343,705
Effect of actual variances from expected experience	(10)	(349)
Adjusted balance	297,699	343,356
Interest accrual	1,850	1,874
Net premiums collected	(11,249)	(11,790)
Ending balance at locked-in discount rate	288,300	333,440
Effect of changes in discount rate assumptions	(25,880)	(32,689)
Ending Balance	$262,420	$300,751

Present value of Expected Future Policy Benefits
Beginning Balance	$1,050,807	$1,071,361

Beginning balance at locked-in discount rate	1,239,275	1,306,356
Change in effect in cashflow assumptions	(2,661)	—
Effect of actual variances from expected experience	1,663	4,610
Adjusted balance	1,238,277	1,310,966
Interest accrual	7,757	7,203
Benefit payments	(27,513)	(27,843)
Ending balance at locked-in discount rate	1,218,521	1,290,326
Effect of changes in discount rate assumptions	(197,641)	(217,340)
Ending Balance	$1,020,880	$1,072,986
Net future policy benefit reserves ¹	$758,460	$772,235

Less: Reinsurance recoverables, net of allowance for credit losses ²	(442,289)	(450,641)
Net future policy benefit reserves, after reinsurance recoverables	$316,171	$321,594
_______________
(1)Net future policy benefit reserves excludes $4.5 million and $4.4 million as of March 31, 2026 and March 31, 2025, respectively, of Medico assumed reserves which are 100% ceded.
(2)Reinsurance recoverables, net of allowance for credit losses excludes $4.4 million of reinsurance recoverable as of March 31, 2026 and March 31, 2025, respectively.
In the first quarter of 2026, claim‑handling costs for one of the assumed LTC block were separated from maintenance costs; resulting in a $2.6 million decrease in the liability for future policy benefits. The effect of actual variances from expected experience observed a $1.7 million increase in the liability for future policy benefits, mainly driven by higher claims within the same LTC block.

In the first quarter of 2025, the underlying cash flow assumptions remained unchanged. The effect of actual variances from expected experience observed a $5.0 million increase in the liability for future policy benefits, mainly driven by higher claims within one of the assumed LTC block.

The following tables provides the amount of undiscounted and discounted expected future gross premiums and expected future benefits and expenses for the LTC line of business:

As of	March 31, 2026		March 31, 2025
Long-term care	Undiscounted	Discounted¹	Undiscounted	Discounted¹
Expected future gross premiums	$350,155	$262,420	$413,962	$300,751
Benefit payments	$1,718,620	$1,020,880	$1,844,288	$1,072,986
_______________
(1)Discount was determined using the current discount rate as of March 31, 2026 and March 31, 2025.
The following table provides the weighted-average durations of and weighted-average interest rates for the liability for future policy benefits:

As of	March 31, 2026	March 31, 2025
Weighted-average duration of liability (years) at current rate	10.11	10.49
Weighted-average duration of liability (years) at original rate	12.08	12.56
Weighted-average interest rate at current rate	5.16%	5.10%
Weighted-average interest rate at original rate	3.11%	3.03%
Note 15. Interest sensitive contract liabilities
The following table shows the outstanding Interest sensitive contract liabilities which represents the policyholder balances for MYGA product line:

	Three months ended March 31,
	2026	2025
Balance, beginning of year	$363,981	$334,876
Deposits	—	—
Product charges	(118)	(860)
Surrenders and withdrawals	(5,701)	(8,319)
Benefit payments	(1,989)	(2,080)
Interest credited	4,289	3,818
Balance, March 31, 2026	$360,462	$327,435
Weighted-average annual crediting rate	5.00%	5.00%

At period end:
Cash surrender value	$336,455	$297,851

Net amount at risk:
In the event of death ¹	$360,462	$327,435
_______________
(1)For benefits that are payable in the event of death, the net amount at risk is defined as the current death benefit which is equal to the current account balances at the Condensed Consolidated Statements of Financial Position date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the Condensed Consolidated Statements of Financial Position date.
MYGA policyholder account balances totaled $360.5 million and $327.4 million, as of March 31, 2026, and March 31, 2025, respectively. The decrease in policyholder account balances are primarily attributed to surrenders, withdrawals, benefits and product charges of $7.8 million and $11.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively. These decreases were partially offset by interest credited of $4.3 million and $3.8 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Interest on policyholder account balances is generally credited at minimum guaranteed rates, primarily between 2% and 7% at both March 31, 2026 and March 31, 2025.
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
Reinsurance recoverable
The Company reinsures its business through two reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company uses collateral for its reinsurance recoverable with funds withheld accounts. These reinsurance recoverable balances are stated net of allowance for expected credit loss of $1.1 million and $1.1 million as of March 31, 2026 and December 31, 2025, respectively. The Company had $446.7 million and $456.7 million of net ceded reinsurance recoverable as of March 31, 2026 and December 31, 2025, respectively. The Company had $41.6 million and $41.3 million of unsecured Reinsurance recoverable balances as of March 31, 2026 and December 31, 2025, respectively.

The amounts in the Condensed Consolidated Statements of Financial Position include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

Long-term care	March 31, 2026	December 31, 2025
Reinsurance recoverable
Medico Insurance Company	$4,448	$4,466
Front Street Re	268,108	273,981
Nichol International Reinsurance (S.A.C), Ltd	174,181	178,273
Nichol Modco Funds Withheld	(176,942)	(183,802)
Total reinsurance recoverable	$269,795	$272,918

Future policy benefits
Direct	$658,505	$673,636
Reinsurance assumed	104,405	108,245
Total future policy benefits	$762,910	$781,881
The amounts in the Condensed Consolidated Statements of Comprehensive Income (Loss) include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

Long-term care
Three months ended March 31,	2026	2025
Net premiums
Direct premiums	$9,958	$10,967
Reinsurance assumed	953	1,090
Reinsurance ceded	(15,155)	(16,070)
Total net premiums	$(4,244)	$(4,013)

Net policy benefit and claims (remeasurement gain on policy liabilities of $4,459 and $81, respectively)
Direct	$13,973	$15,220
Reinsurance assumed	1,214	5,621
Reinsurance ceded, net of provision for credit losses ¹	(17,822)	(19,048)
Total net policyholder benefits and claims	$(2,635)	$1,793
_______________
(1)The provision for credit losses for reinsurance recoverables for the three months ended March 31, 2026 and March 31, 2025 is $(0.02) million and $0.1 million, respectively.
Note 17. Other assets and Accrued expenses and other liabilities
Other assets consist of the following:

As of	March 31, 2026	December 31, 2025
Asset Management
Management fee receivable - related parties	$1,630	$1,477
Management fee receivable	286	—
Incentive fee receivable - related parties	394	405
Prepaid income taxes	712	693
Accrued interest and dividends receivable - related parties	3,264	2,996
Purchase receivables [2]	4,795	2,311
Ovation goodwill	1,000	1,000
Operating lease right of use asset	—	405
Deferred offering costs	—	265
Prepaid insurance	490	553
Other - related parties	256	367
Other	81	693
Total other assets — Asset Management	12,908	11,165
Insurance Solutions
Accrued investment income	12,873	11,641
Receivable for investments sold ¹	8,193	—
Guaranty funds on deposit	67	83
Other	2,559	2,575
Total other assets — Insurance Solutions	23,692	14,299
Interest receivable of consolidated VIEs	924	955
Total other assets — Insurance Solutions including consolidated VIEs	24,616	15,254
Total other assets	$37,524	$26,419
_______________
(1)Represents amounts due from third-parties for investment sales for which a cash settlement has not occurred.
(2)All purchase receivables were acquired during the fourth quarter of 2025 and the first quarter of 2026. For the three months ended March 31, 2026, $0.1 million repayments were received on these receivables which reduced cost, there were no unrealized gains or losses from fair value movements.

Other liabilities and accrued expenses consist of the following:

As of	March 31, 2026	December 31, 2025
Asset Management
Operating lease liabilities	$—	$408
Accounts payable and accrued liabilities¹	7,011	9,107
Total accrued expenses and other liabilities — Asset Management	7,011	9,515
Insurance Solutions
Payable for investments purchased²	—	6,500
Other accrued expenses	6,077	4,010
Total accrued expenses and other liabilities — Insurance Solutions	6,077	10,510
Total accrued expenses and other liabilities	$13,088	$20,025
_______________
(1)As part of its acquisition of TURN in connection with the Business Combination on September 12, 2025, the Company acquired benefit plans which TURN historically administered which provide medical and dental insurance for retirees and their spouses who, at the time of their retirement, attained certain years of service at a certain age. As of March 31, 2026, the Company had $0.4 million accumulated post-retirement benefit obligation. These plans were terminated prior to the acquisition date and provide medical benefits to former employees who are grandfathered under the plan’s former terms. The net periodic post-retirement benefit cost includes service cost and interest cost on the accumulated post-retirement benefit obligation. Unrecognized actuarial gains and losses will be recognized as net periodic benefit cost within general, administrative and other expenses under the Asset Management segment. Unamortized prior service cost was fully amortized prior to the acquisition date. Refer to Note 3. Business combinations for more information on the Company’s acquisition of TURN.
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

The effective income tax rate reflected in the Condensed Consolidated Statements of Operations varies from the United States and Canadian tax rates of 21.0 percent for three months ended March 31, 2026 (March 31, 2025 – 26.5 percent) for the items outlined in the following table.

	Three months ended March 31,
	2026	2025
Income (loss) before taxes	$(5,970)	$(6,669)
Income tax rate ¹	21.0%	26.5%
Income tax expense at statutory tax rate	(1,254)	(1,767)
Nondeductible Differences	835	817
Canadian foreign accrual property income impact [1]	—	(1,015)
Change in valuation allowances [2]	434	2,130
Dividends Received Deduction	(15)	—
Other	—	(129)
Income tax expense (benefit)	$—	$36
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

(2)A valuation allowance has been recorded to offset certain deferred tax assets, net of amounts expected to be realized through reversal of existing deferred tax liabilities. Management concluded that, after considering reversing deferred tax liabilities, tax-planning opportunities and forecasted taxable income, the weight of evidence — including cumulative losses and Section 382 limitations on acquired loss carryforwards — indicates the remaining deferred tax assets are not more-likely-than-not to be realized. The primary drivers of the change in deferred tax assets are (i) recognition of loss and capital-loss carryforwards acquired from TURN, which are materially restricted by a Section 382 limitation, and (ii) continued NOL positions in the Asset Management segment and Insurance Solutions segment, for which projected taxable income — given cumulative pre-tax losses over the prior three years — is insufficient to support utilization.

Components of income tax provision
The details of income (loss) before income taxes by jurisdiction are as follows:

	Three months ended March 31,
	2026	2025
United States	$(5,970)	$240
Foreign	—	(6,909)
Income (loss) before taxes	$(5,970)	$(6,669)
The details of the income tax provision by jurisdiction are as follows:

	Three months ended March 31,
	2026	2025
Current tax
Federal	$—	$141
State	—	—
Foreign	—	17
Total current tax	$—	$158

Deferred tax
Federal	$—	$(122)
State	—	—
Foreign	$—	$—
Total deferred tax	$—	$(122)

Income tax expense (benefit)	$—	$36

Deferred tax assets and liabilities consists of the following temporary differences:

	March 31, 2026	December 31, 2025
Assets
Tax benefit of loss carryforward	$51,078	$45,098
Deferred acquisition costs	6,342	6,198
Unrealized losses on remeasurement of investments	16,793	17,628
Other assets tax value in excess of book value	3,866	3,768
Total deferred tax assets	78,079	72,692
Valuation allowance	(68,294)	(65,397)
Total deferred tax assets, net of valuation allowance	$9,785	$7,295

Liabilities
Insurance reserves	$(5,189)	$(2,686)
Other	(4,596)	(4,609)
Total deferred tax liabilities	$(9,785)	$(7,295)

Net deferred tax assets	$—	$—
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

As of March 31, 2026, the Company’s U.S. income tax returns for tax years 2022 through 2025 generally remain subject to examination by the applicable taxing authorities, although tax year 2021 may remain open in certain U.S. state jurisdictions. In Canada, tax years 2021 through 2025 generally remain open to examination.

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

On July 4, 2025, the One Big Beautiful Bill Act ('OBBBA') was enacted. The effects of the OBBBA were recognized in the period of enactment in accordance with ASC 740-10-35-4. The Company has evaluated its provisions and concluded that OBBBA did not have a material impact on the consolidated financial statements or effective tax rate for the year ended December 31, 2025. Furthermore, no material impact is currently expected on future results of operations, financial condition, or cash flows. The Company will continue to monitor any guidance or regulations issued by the Treasury Department.

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

As of March 31, 2026, there were 11,188,768 common shares issued and outstanding (March 31, 2025 – 6,789,843). The Company repurchased 1,590,601 shares through a tender offer, and a former officer returned 7,401 shares to the Company for withholding tax during the three months ended March 31, 2026. The Company issued 14,231 shares (net of tax) in respect of vested RSUs (inclusive of Dividend Equivalent Units (“DEUs”)), 4,101 shares in satisfaction of debt obligations owed in connection with the provision of certain consulting services, and 637,880 common shares for the minority investment in Runway Growth Capital LLC (“Runway”) during the three months ended March 31, 2025. There were no other transactions with shareholders for the three months ended March 31, 2026 and 2025.
Dividends
Dividends to the Company's shareholders are recorded on the declaration date. The payment of any cash dividend to shareholders of the Company in the future will be at the discretion of the Board and will depend on, among other things, the financial condition, capital requirements and earnings of the Company, and any other factors that the Board may consider relevant.
The following table reflects the distributions declared on the common shares of the Company during the three months ended March 31, 2026 and March 31, 2025:

			Dividend amount per share		Total dividend amount
Declaration Date	Record Date	Payment Date	CAD	USD ¹	CAD	USD ¹
March 5, 2026	March 30, 2026	April 15, 2026	$—	$0.03	$—	$336
					$—	$336

			Dividend amount per share		Total dividend amount
Declaration Date	Record Date	Payment Date	CAD	USD ¹	CAD	USD ¹
March 13, 2025	April 3, 2025	April 10, 2025	$0.08	$0.06	$573	$399
					$573	$399
_______________
(1)Dividends were issued and paid in CAD until the December 2025 dividend payment which was issued and paid in USD. For reporting purposes, CAD dividend amounts recorded in equity were translated to USD using the daily exchange rate on the date of declaration. Going forward, the Company expects to declare and pay dividends in USD.
Warrants
On October 19, 2018, Legacy Mount Logan announced the completion of a plan of arrangement under the provisions of the Business Corporations Act (Ontario) pursuant to which, among other things, each common share in the capital of Legacy Mount Logan was exchanged for one common share in the capital of the company created pursuant to the arrangement and pursuant to which Legacy Mount Logan changed its name from Marret Resource Corp. to Mount Logan Capital Inc. (the “Arrangement”). Upon closing of the Arrangement and in accordance with the terms of the Arrangement, Legacy Mount Logan issued to shareholders who made an election to acquire warrants under the Arrangement warrants to acquire an aggregate of 20,468,128 common shares of Legacy Mount Logan (the “Arrangement Warrants”). As a result of a share consolidation completed on December 3, 2019, every eight (8) Arrangement Warrants entitled the holder to receive, upon exercise, one common share of Legacy Mount Logan at a price of C$6.16 per common share. On September 12, 2025, the Company completed the Business Combination, pursuant to which, among other things, each of TURN and Legacy Mount Logan became direct wholly-owned subsidiaries of the Company and the issued and outstanding shares of each of TURN and Legacy Mount Logan were cancelled and (other than with respect to certain excluded shares) converted into the right to receive a certain number of shares of the Company’s common stock. Following the completion of the Business Combination, every 33.78 Arrangement Warrants entitled the holder to receive, upon exercise, one common share of the Company at a price of C$26.01 per share. Accordingly, an aggregate of up to 606,009 shares of the Company were issuable upon the exercise of the 20,468,128 outstanding Arrangement Warrants. The Arrangement Warrants expired on October 19, 2025.

Separately on January 26, 2024, Legacy Mount Logan issued 50 common share purchase warrants (each, a “Debenture Warrant”) for each of the 18,752 debenture units that were issued on a non-brokered private placement (refer to Note 12. Debt obligations for further detail). Each Debenture Warrant was exercisable to acquire one common share of Legacy Mount Logan at a price of C$2.75 per share for a period of eight (8) years from the issuance thereof, provided that the Debenture Warrants were not exercisable during the first twelve (12) months following the issuance. Following the completion of the Business Combination, every 4.22 Debenture Warrants entitled the holder to receive, upon exercise, one share of the Company at a price of C$11.61 per share (as adjusted for the Business Combination in accordance with the provisions of a warrant indenture dated as of January 26, 2024, as supplemented by a supplemental warrant indenture dated September 12, 2025 between the Company, Legacy Mount Logan and Odyssey Trust Company). Accordingly, an aggregate of up to 222,079 shares of the Company are issuable upon the exercise of the 937,600 outstanding Debenture Warrants as of March 31, 2026 (December 31, 2025 - 222,079).

Accumulated other comprehensive income (loss)

	Unrealized investment gains (losses) on available-for-sale securities	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Cumulative translation adjustment	Accumulated other comprehensive income (loss)
Balance at, December 31, 2025	$(15,358)	$(907)	$71,287	$(21,858)	$33,164
Other comprehensive income (loss), before reclassifications	(4,403)	(943)	3,333	—	(2,013)
Less: reclassification adjustments for gains (losses) realized	(179)	(58)	—	—	(237)
Less: Income tax expense (benefit)	—	—	—	—	—
Balance at, March 31, 2026	$(19,582)	$(1,792)	$74,620	$(21,858)	$31,388

	Unrealized investment gains (losses) on available-for-sale securities	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Cumulative translation adjustment	Accumulated other comprehensive income (loss)
Balance at, December 31, 2024	$(21,318)	$(5,192)	$85,409	$(21,858)	$37,041
Other comprehensive income (loss), before reclassifications	2,628	2,892	(5,143)	—	377
Less: reclassification adjustments for gains (losses) realized	24	(436)	—	—	(412)
Less: Income tax expense (benefit)	—	—	—	—	—
Balance at, March 31, 2025	$(18,714)	$(1,864)	$80,266	$(21,858)	$37,830
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

As of March 31, 2026, no awards have been granted under the 2025 Plan (December 31, 2025 – nil). Each of the non-executive Directors of the Board of the Company will be granted an equity incentive award under the 2025 Plan during the year with a fixed value. As such, the pro-rated expense for these anticipated awards have been accrued and $0.2 million has been recorded in compensation and benefits on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026.

There were no options or awards issued or outstanding under the 2019 Option Plan as of March 31, 2026 (December 31, 2025 – nil)
Under the 2019 RSU Plan, RSU grants were made in the form of equity-settled awards that typically vested one-third annually beginning one year after the grant date (unless approved otherwise by the Board to vest based on specified terms over a specified period), whereby one vested RSU was exchanged for one common share. The grant date fair value of each equity-settled RSU unit was calculated based on the grant date’s previous day closing price per common share of the Company on Cboe Canada.
On September 12, 2025, all unvested RSUs were accelerated and fully vested due to the change in control event upon the closing of the Business Combination. As such, no RSUs have been awarded since and for the three months ended March 31, 2026, no equity-based compensation expense related to RSUs has been recognized. The Company awarded 652,135 RSUs with a grant date fair value of $1.2 million during the three months ended March 31, 2025.
For the three months ended March 31, 2025, the Company recorded equity-based compensation expense related to RSUs awarded from profit sharing arrangements of $0.3 million. The Company elected to account for forfeitures as they occurred. Expense was recognized on a straight-line basis over the life of the award.
Note 21. Earnings per share
Basic earnings per share is calculated by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner, with further adjustments made to reflect the dilutive impact of instruments convertible into the Company’s common shares.
The Company has previously granted RSUs that provided the right to receive, subject to vesting during continued employment, shares of common stock pursuant to the RSU Plan. Any dividend equivalent paid to an employee on RSUs were returned to the Company upon forfeiture of the award by the employee. Unvested RSUs that are entitled to forfeitable dividend equivalents do not qualify as participating securities and are excluded in the Company’s basic and diluted earnings per share computations. Vested RSUs qualify as participating securities and are included in the Company’s diluted earnings per share computation.
The Company also has issued warrants which are exercisable to acquire one common share at a defined exercise price.
The following table sets forth the computation of basic and diluted income (loss) per common share for the three months ended March 31, 2026 and March 31, 2025:

	Three months ended March 31,
	2026	2025
Basic earnings per share
Net income (loss)	$(5,970)	$(6,705)
Weighted-average number of common shares outstanding	11,795,911	6,575,165
Basic earnings (loss) per share	$(0.51)	$(1.02)

Diluted earnings per share
Net income (loss)	$(5,970)	$(6,705)
Weighted-average number of common shares outstanding	11,795,911	6,575,165
Incremental Common Shares
Assumed exercise of warrants ¹	$—	—
Common shares potentially issuable ²	$—	—
Weighted-average number of diluted common shares outstanding	11,795,911	6,575,165
Diluted earnings (loss) per share	$(0.51)	$(1.02)

________________
(1)For the three months ended March 31, 2026 and 2025, both the Arrangement Warrants and debt warrants were anti-dilutive and are excluded from the calculation of diluted earnings per share.
(2)For the three months ended March 31, 2025, RSUs granted and unvested were anti-dilutive and are excluded from the calculation of diluted earnings per share.
The following table summarizes the anti-dilutive securities that are excluded from the computation of diluted income (loss) per share:

	Three months ended March 31,
	2026	2025
Anti-dilutive Securities
Weighted-average number of unexercised warrants	222,079	828,090
Weighted-average number RSUs outstanding, inclusive of DEUs	—	458,399
Total common shares equivalent	222,079	1,286,489
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
The Company reimburses BCPA for an allocable portion of compensation paid to the Company’s Chief Financial Officer, associated management personnel (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company), and out-of-pocket expenses. While the Servicing Agent performs certain administrative functions for the Company, the management functions of the Company are wholly performed by the Company’s management team. For the three months ended March 31, 2026, the Company incurred administrative fees of $2.4 million (March 31, 2025 – $1.1 million). As of March 31, 2026, administrative fees payable to BCPA was $1.9 million (December 31, 2025 – $1.7 million).
Staffing and Resource Agreement
On November 18, 2025, the Company entered into a Staffing and Resource Agreement with BCPA (the “Staffing and Resource Agreement”), pursuant to which BCPA makes available certain personnel and other resources to the Company and certain of its subsidiaries to support the Company’s investment advisory operations and related business activities. Personnel provided by BCPA are not employees of the Company. In consideration for providing staffing and other services, the Company pays BCPA a quarterly service fee calculated as a percentage of fee-earning assets under management at rates specified in the Staffing and Resource Agreement and, from time to time, may pay equity-based compensation to BCPA or its designees as mutually agreed. The Staffing and Resource Agreement has an initial one-year term and automatically renews for successive one-year periods, and may be terminated by either party on 60 days’ prior written notice or immediately in specified circumstances. For the three months ended March 31, 2026, the Company incurred fees payable to BCPA under the Staffing and Resource Agreement of $1.0 million (March 31, 2025 – nil). As of March 31, 2026, fees payable to BCPA under the Staffing and Resource Agreement was $1.4 million (December 31, 2025 – $1.0 million).

Transactions with Affiliates - servicing fees
The Company, through MLC US Holdings, a wholly-owned subsidiary of the Company, provides certain administrative services to SCIM in respect of the management of Alternative Credit Income Fund (“ACIF”) in exchange for a servicing fee. Servicing fees are determined quarterly based on an amount equal to the aggregate base management fee and incentive fees received by SCIM from ACIF in respect of such quarter, net of debt servicing expense, a quarterly fee to be retained by SCIM comprised of a specified amount, and an allocable portion of the compensation of SCIM’s investment professionals in connection with their performance of investment advisory services for ACIF (collectively, the “Retained Benefits”). In addition, SCIM is reimbursed by MLC US Holdings quarterly for certain expenses it incurs in connection with the investment advisory services provided to ACIF. Pursuant to this arrangement, the Company receives the net economic benefit derived by SCIM under the ACIF advisory agreement, subject to the holdback of the Retained Benefits and expense reimbursements. For the three months ended March 31, 2026, the Company incurred servicing fees of $0.7 million (March 31, 2025 – $0.3 million).
The Company, through MLC US Holdings, a wholly-owned subsidiary, issued a promissory note to SCIM on October 30, 2020, with a maturity of October 30, 2040. The note’s value is not to exceed $15.0 million and bears interest at 8.0% per annum, payable quarterly, for the first 10 years. During the second 10 years outstanding, repayments of the note shall occur in equal quarterly installment payments, bearing interest at 8.0% per annum, plus an additional 2.0% annually on overdue principal. As of March 31, 2026, the outstanding principal value of the note was $13.6 million (December 31, 2025 – $13.6 million). For the three months ended March 31, 2026, total interest income was $0.3 million (March 31, 2025 – $0.3 million). As of March 31, 2026, the total accrued interest income receivable was $3.3 million (December 31, 2025 – $3.0 million).
Transactions with Affiliates - profit sharing interest
On July 15, 2025, Portman Ridge Finance Corporation (“Portman” or “Portman Ridge”) and Logan Ridge, business development companies previously managed by SCIM and ML Management, respectively, completed a merger whereby Logan Ridge merged with and into Portman (the “Portman-Logan Merger”). Pursuant to the Portman-Logan Merger, Portman was the surviving public entity and continues to be advised by SCIM, in which the Company holds a minority ownership interest of 24.99%. The Portman-Logan Merger resulted in the existing IMA between ML Management and Logan Ridge being terminated. In connection with the closing of the Portman-Logan Merger, MLCSC Holdings LLC, our wholly-owned subsidiary (“MLCSC”), entered into a Profit-Sharing Agreement with BCPSC Holdings LLC, a wholly-owned subsidiary of BCPA and the majority owner of SCIM (the “Profit-Sharing Agreement”). Pursuant to the Profit-Sharing Agreement, MLCSC is entitled to 16.03% of BCPA’s distributions from SCIM. The value of the Profit-Sharing Agreement was determined to be $11.2 million at inception and subsequently refined to $8.2 million in the fourth quarter of 2025, and is considered an indefinite lived intangible asset. Income earned as a result of the profit sharing agreement is recorded as “Other income (loss), net” on the consolidated statement of operations. For the three months ended March 31, 2026, income earned on the profit sharing agreement was $0.2 million (March 31, 2025 – $nil).

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
Compensation of Key Management Personnel
The Company's key management personnel are those personnel who have the authority and responsibility for planning, directing and controlling the activities of the Company. Directors (both executive and non-executive) are considered key personnel. Certain directors and officers of the Company are affiliated with BCPA. For the three months ended March 31, 2026, the Chief Executive Officer (“CEO”) and Co-presidents received no cash salary or bonuses of any kind. Instead, their compensation was 100% equity-based compensation granted pursuant to the Company's security-based compensation arrangements that vest over time for services rendered. The CEO and Co-presidents have no RSUs, inclusive of DEUs outstanding since they were all accelerated and fully vested upon the closing of the Business Combination on September 12, 2025. There were no RSUs or DEUs issued to the CEO and Co-presidents during the three months ended March 31, 2026 (March 31, 2025 - 4,792 DEUs declared though not issued until April 10, 2025 consistent with the dividend payment date). See Note 20. Equity based compensation and Note 21. Earnings per share for more information.

No person or employee of the Servicing Agent or its affiliates that serves as a director of the Company receives any compensation from the Company for his or her services as a director.
Common shares held by directors and officers of the Company who are affiliated with BCPA as of March 31, 2026 were 275,058 (December 31, 2025 – 282,461). All outstanding shares of Legacy Mount Logan were converted upon closing of the Business Combination on September 12, 2025 into the Company’s common shares. See Note 3. Business combinations for further details.
Other Transactions with BCPA or their Affiliates
The Servicing Agent may, from time to time, pay amounts owed by the Company to third-party providers of goods or services, and the Company will subsequently reimburse the Servicing Agent for such amounts paid on its behalf. Amounts payable to the Servicing Agent are settled in the normal course of business without any formal payment terms. As of March 31, 2026, operating expenses reimbursable to BC Partners for amounts paid on behalf of the Company was $4.1 million (December 31, 2025 – $4.5 million).
The Company may, from time to time, enter into transactions in the normal course of operations with entities that are considered affiliates involved in the credit business of BCPA (“BCPA Credit Affiliates”). As of March 31, 2026, Asset Management held investments with affiliates of BCPA Credit Affiliates totaling $25.3 million (December 31, 2025 – $25.4 million), and Insurance Solutions held investments with affiliates of BCPA Credit Affiliates totaling $19.0 million (December 31, 2025 – $20.9 million). On these investments, Asset Management recognized (i) interest income of $0.3 million for the three months ended March 31, 2026 (March 31, 2025 - $0.3 million), (ii) earnings on equity method investments of $0.4 million for the three months ended March 31, 2026 (March 31, 2025 - $0.3 million), and (iii) dividend income on equity securities of $0.1 million for the three months ended March 31, 2026 (March 31, 2025 – less than $0.1 million ). On these investments, Insurance Solutions recognized (i) interest income of $0.5 million for the three months ended March 31, 2026 (March 31, 2025 - $0.3 million) and (ii) dividend income of 0.1 million for the three months ended March 31, 2026 (March 31, 2025 - $0.1 million).

Further, for the three months ended March 31, 2026, the Company incurred expenses of $1.7 million (March 31, 2025 - $1.7 million) to an affiliate, for third party administrative services relating to Ability for administering its long-term care block of business. As of March 31, 2026, there was a payable to this affiliate of $0.6 million (December 31, 2025 – $0.6 million).
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
The following presents financial data for the Company’s reportable segments and the reconciliation of Segment Income to Income (loss) before taxes reported in the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2026	2025
Asset Management
Management fees	$3,457	$4,407
Incentive fees	394	299
Advisory and transaction fees, net	66	—
Equity investment earnings	362	282
Interest income¹	268	268
Other fee-related income	174	—
Fee-related compensation	(1,212)	(1,471)
Other operating expenses:
Administration and servicing fees	(1,359)	(733)
General, administrative and other	(914)	(772)
Fee related earnings	1,236	2,280
Insurance Solutions
Net investment income and realized gain (loss), net	12,251	13,013
Cost of funds	(6,488)	(9,319)
Compensation and benefits	—	(244)
Interest expense	(400)	(328)
General, administrative and other	(3,341)	(3,086)
Spread related earnings	2,022	36
Segment income	$3,258	$2,316
Asset Management Adjustments:
Intersegment management fee eliminations	(1,818)	(1,167)
Administration and servicing fees ²	(1,067)	(504)
Transaction costs	(82)	(4,545)
Compensation and benefits ²	(211)	(577)
Equity-based compensation	—	(212)
Amortization and impairment of intangible assets	(444)	(910)
Interest and other credit facility expenses	(2,005)	(1,946)
General, administrative and other ²	(2,095)	(951)
Net gains (losses) from investment activities	(351)	841
Dividend income	60	38
Interest income - bank interest	116	—
Other income (loss), net	—	299
Loss on extinguishment of debt	(472)	—
Insurance Solutions Adjustments:
Equity-based compensation	—	(120)
Net unrealized gains (losses) from investment activities	(1,758)	126
Other income	1	76
Intersegment management fee eliminations	1,818	1,167
General, administrative and other ³	(920)	(600)
Income (loss) before taxes	$(5,970)	$(6,669)
_______________
(1)Represents interest income on a loan asset related to a fee generating vehicle.
(2)Represents corporate overhead allocated to each segment.
(3)Represents costs incurred by the insurance segment for purposes of U.S. GAAP reporting including one-time upfront cost associated with the new initiatives but not the day-to-day operations of the insurance company.

The following presents financial data for the Company’s reportable segments and the reconciliation of Segment Revenue to total revenue reported in the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2026	2025
Segment Revenues
Asset Management	$4,721	$5,256
Insurance Solutions	12,251	13,013
Total segment revenues	16,972	18,269
Asset Management Adjustments:
Intersegment management fee eliminations	(1,818)	(1,167)
Interest income	(268)	(268)
Other fee-related income	(174)	—
Insurance Solutions Adjustments:	—	—
Net Premiums	(4,244)	(4,013)
Product charges	118	860
Net unrealized gains (losses) from investment activities	(1,758)	126
Other income	1	76
Intersegment management fee eliminations	1,818	1,167
Total revenues	$10,647	$15,050
The following presents financial data for the Company’s reportable segments and the reconciliation of the Company’s total reportable segment assets to total assets reported in the Condensed Consolidated Statements of Financial Position:

As of	March 31, 2026	December 31, 2025
Segments Assets
Asset Management	$138,520	$145,226
Insurance Solutions	1,499,613	1,534,295
Total segment assets	1,638,133	1,679,521
Asset Management Adjustments:
Intersegment investments	(71,705)	(71,705)
Intersegment receivables	(7,523)	(7,098)
Total assets	$1,558,905	$1,600,718
Note 24. Commitments and contingencies
Investment commitments
In the normal course of business, the Company may enter into commitments to fund investments, which are not reflected in the Condensed Consolidated Financial Statements. There were $1.4 million and $46.6 million of outstanding investment commitments as of March 31, 2026 for Asset Management and Insurance Solutions, respectively (December 31, 2025 – $1.4 million and $49.5 million).
In connection with the Capitala Acquisition, ML Management issued a promissory note to CIA for $4.0 million, which pursuant to the terms in the agreement, may have increased to $6.0 million, based on the maturity date asset values of a predefined list of assets held by Logan Ridge. Refer to Note 12. Debt obligations for further detail on this liability which was repaid on October 31, 2025.
Contingent liabilities and litigation
The Company may be subject to lawsuits in the normal course of business. Insurance in particular is a highly regulated industry and lawsuits related to claim payments should be expected in the normal course of business. In the Asset Management business certain types of investment vehicles, especially those offered to individual investors, may subject the Company to a variety of risks, including new and greater levels of public and regulatory scrutiny, regulation, risk of litigation and reputation risk, which could materially and adversely affect the Company. Other potential lawsuits include allegations of mis-selling in the Insurance Solutions segment, among others. The Company considers this risk to be less likely given that Ability currently does not directly write insurance policies.
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
Ability is subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, among other things, allegations of underwriting errors or misconduct and litigation related to regulatory activity. These nonclaims litigation matters are considered when determining general expense accruals are necessary. As of March 31, 2026 there were no litigation related expense accruals. Potential legal and regulatory actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal and regulatory matters. A future adverse ruling by the courts in any pending cases could have a material adverse impact on the financial condition of Ability. Based on management’s best assessment at this time, Ability is adequately reserved for these cases as of March 31, 2026.
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
As of March 31, 2026, the Company was in compliance with all financial covenants in its debt facilities. These include restrictions on the distribution capacity from MLC US Holdings to the Company.
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

Under Nebraska law, dividends payable from Ability's unassigned funds during any twelve-month period without prior approval of the state’s Insurance Director are limited to the greater of 10% of Ability’s surplus as shown on the immediately preceding calendar year’s statutory financial statement on file with the NEDOI or 100% net gain from operations for the prior calendar year. Any dividend in excess of such limitation must be approved by the Insurance Director. During the three months ended March 31, 2026 and 2025, Ability could not pay any dividends to its parent absent regulatory approval.
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
Certain concentrations of credit risk related to reinsurance recoverable exist on LTC business, with the insurance organizations listed in the table below:

As of March 31, 2026	A.M. Best credit rating	Net reinsurance recoverable[1]	Funds withheld payable	Net reinsurance credit exposure
Medico Insurance Company	A	$4,448	$—	$4,448
Front Street Re	Not Rated	268,108	230,986	37,122
Nichol International Reinsurance (S.A.C), Ltd.	Not Rated	174,181	176,942	0
Total		$446,737	$407,928	$41,570

As of December 31, 2025	A.M. Best credit rating	Net reinsurance recoverable[1]	Funds withheld payable	Net reinsurance credit exposure
Medico Insurance Company	A	$4,466	$—	$4,466
Front Street Re	Not Rated	273,981	237,143	36,838
Nichol International Reinsurance (S.A.C), Ltd.	Not Rated	178,273	183,802	—
Total		$456,720	$420,945	$41,304
_______________
(1)Includes credit loss allowance of $1.1 million and $1.1 million as of March 31, 2026 and December 31, 2025, respectively, held against reinsurance recoverable.
Further, our Insurance Solutions segment has the following investment concentration risk:

	As of March 31, 2026
	Fair value	% of total
Insurance Solutions
United States	$724,990	75%
Cayman Islands	193,211	20%
Other¹	54,405	5%
Total insurance solutions	972,606	100%
Insurance Solutions consolidated VIEs
United States	121,487	93%
Other²	8,823	7%
Total insurance solutions consolidated VIEs	130,310	100%
Total	$1,102,916
_______________
(1)Other consists of nominal investments primarily in Bermuda, Canada, and United Kingdom.
(2)Other consists of nominal investments primarily in Ireland and Canada.

	As of December 31, 2025
	Fair value	% of total
Insurance Solutions
United States	$688,545	72%
Cayman Islands	207,034	22%
Other¹	61,229	6%
Total insurance solutions	956,808	100%
Insurance Solutions consolidated VIEs
United States	111,781	93%
Other[2]	8,899	7%
Total insurance solutions consolidated VIEs	120,680	100%
Total	$1,077,488
_______________
(1)Other consists of nominal investments primarily in Bermuda, Canada, and United Kingdom.
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
On April 7, 2026, the Company entered into a Third Amended and Restated Guaranty (the “Guaranty”) pursuant to which it assumed the obligations of Legacy Mount Logan, as guarantor under the MLC US Holdings Credit Facility. The Company absolutely, unconditionally and irrevocably guarantees the due and punctual payment of obligations of MLC US Holdings under the MLC US Holdings Credit Facility and the other loan documents, including, without limitation, principal, interest, applicable premiums, fees, costs and expenses, in each case as further described in the Guaranty. Under the Guaranty, the Company shall maintain a Net Worth (as defined in the Guaranty) equal to or greater than $40.0 million and shall not incur, guarantee or assume any other debt other than Permitted Debt (as defined in the Guaranty).

On April 27, 2026, a subsidiary of the Company issued an additional 5,597 Additional Initial Debentures at a price of $1,000 per Additional Initial Debenture for an aggregate purchase price of $5.6 million, the proceeds of which were used to repay $2.3 million in principal (plus accrued interest thereon) of Ability surplus notes held by Sentinel Security Life Insurance Company and $3.0 million in principal (plus accrued interest thereon) of Ability surplus notes held by Atlantic Coast Life Insurance Company.

On May 14, 2026, the Board declared a cash dividend in the amount of $0.03 per common share to be paid on June 10, 2026 to shareholders of record on May 26, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Mount Logan’s condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) and the related notes within this Quarterly Report on Form 10-Q. As described in the section entitled “Cautionary Note Regarding Forward-Looking Statements,” this discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 entitled “Item 1A. Risk Factors.” The highlights listed below have had significant effects on many items within our Condensed Consolidated Financial Statements and affect the comparison of the current period’s activity with those of prior periods. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
Nature of Business

General

Mount Logan’s Business

Mount Logan, together with its consolidated subsidiaries is an alternative asset management and insurance solutions company. Mount Logan manages its business through two business segments: Asset Management and Insurance Solutions. Its Asset Management segment is focused on investing in and actively managing credit investment opportunities in North America through its wholly-owned subsidiary Mount Logan Management LLC (“ML Management”). The Insurance Solutions segment is conducted by Ability Insurance Company (“Ability”), a Nebraska domiciled insurer that specializes in reinsuring annuity products for the increasing number of individuals seeking to fund retirement needs. Ability also holds a run-off book of long-term care policies. As of March 31, 2026, Mount Logan no longer had any direct full time employees.
Asset Management
Mount Logan’s Asset Management segment focuses on generating recurring asset management fee streams across a variety of credit investing strategies. Mount Logan raises, invests and manages funds, accounts and other vehicles with an emphasis on private credit. As of March 31, 2026, Mount Logan had a total AUM of $2.1 billion.
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
The amount of fees charged for managing these assets depends on the underlying investment strategy, vehicle being managed, liquidity profile, and, ultimately, Mount Logan’s ability to generate returns for Mount Logan’s clients. After expenses associated with generating fee-related revenues, Mount Logan measures the resulting earnings stream “Fee Related Earnings” or “FRE”, which represents the primary performance measure for the Asset Management segment. FRE is the sum of (i) management fees, (ii) performance fees received from certain managed funds, (iii) advisory and transaction fees, (iv) equity investment earnings related to fee generating vehicles, (v) interest income attributable to investment management activity, and (vi) other fee-related income derived from the Company’s profit-sharing agreement with BCPSC Holdings LLC, a wholly owned subsidiary of BCPA (the “Profit-Sharing Agreement”) over a fee-generating vehicle less (a) fee-related compensation, excluding equity-based compensation, and (b) other associated operating expenses, which excludes amortization of acquisition-related intangible assets and interest and other credit facility expenses. FRE excludes non-fee generating revenues and expenses, transaction-related charges, equity-based compensation costs, the amortization of intangible assets, the operating results of variable interest entities (“VIEs”) that are included in the Condensed Consolidated Financial Statements, and any other non-recurring income and expenses. In addition, FRE excludes interest and other financing costs related to Mount Logan not attributable to any specific segment, and corporate overhead expenses incurred to support the operations of the business rather than directly fee-related. Management considers these types of costs corporate in nature, and are included only for reconciliation purposes to income (loss) before income tax (provision) benefit. FRE is a key financial metric that we defined and report as a non-GAAP financial measure. See “—Segment Analysis—Asset Management” for a reconciliation of FRE to the most directly comparable U.S. GAAP measure.
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
Ability uses ceded reinsurance contracts in the normal course of business to manage its risk exposure. For each of its reinsurance agreements, cessions under reinsurance agreements do not discharge Ability’s obligations as the primary insurer. Reinsurance assets represent the benefit derived from reinsurance agreements in force at the reporting date, considering the financial condition of the reinsurer. Amounts recoverable from reinsurers are estimated in accordance with the terms of the relevant reinsurance contract and historical reinsurance recovery information. Amounts recoverable from reinsurers are based on what Ability believes are reasonable estimates and the balance is reported as an asset in the

Insurance section of the Condensed Consolidated Statements of Financial Position. However, the ultimate amount of the reinsurance recoverable is not known until all claims are settled.
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
Mount Logan carefully monitors economic and market conditions that could potentially give rise to market volatility and affect its business operations, including inflation and benchmark interest rates. According to the U.S. Bureau of Labor Statistics, the annual U.S. inflation rate increased to 3.3% from December 31, 2025 to March 31, 2026. This heightening of inflation was part of a broader trend of increasing inflationary pressures. The Federal Reserve maintained the federal funds rate target range at 3.5% to 3.75% throughout the first quarter of 2026, following a series of rate cuts in late 2025, and as of its March 2026 meeting continued to signal a cautious approach in light of mixed signals on inflation and growth. While the Federal Reserve in the United States and central banks in other countries have continued to cut interest rates as inflation rates have gradually weakened, they may raise rates again in the future due to ongoing inflation concerns. This potential increase, combined with reduced government spending and financial market volatility, could further elevate economic uncertainty and associated risks. Additionally, interest rate hikes or other government measures aimed at curbing inflation might lead to recessionary pressures globally. Such a recession could significantly and adversely impact Mount Logan’s business, financial condition, operational results, liquidity, and cash flows.

Moreover, Ability is materially affected by conditions in the capital markets and the U.S. economy generally. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital and credit markets may have an adverse effect on Mount Logan’s insurance business because such conditions may decrease the returns on, and value of, its investment portfolio.
Interest Rate Environment
Both medium-term and long-term rates increased between the fourth quarter of 2025 and the first quarter of 2026, with the U.S. 10-year Treasury yield at 4.32% as of March 31, 2026 compared to 4.17% as of December 31, 2025. Short term rates remained relatively flat in the same period, with the 3-month secured overnight financing rate at 3.68% as of March 31, 2026 compared to 3.65% as of December 31, 2025 respectively.
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
As of March 31, 2026, Ability’s net invested asset portfolio included $327 million of floating rate investments, or 43% of its net invested assets. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that Ability is unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. A significant majority of the MYGA policies Ability reinsures have crediting rates that reset upon renewal. While Ability has the contractual right to not accept the renewals, its willingness to do so may be limited by competitive pressures.

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

As of	March 31, 2026	December 31, 2025
50 basis point increase[1]	$704	$653
50 basis point decrease[1]	(704)	(653)
_______________
(1)Losses are presented in brackets and gains are presented as positive numbers.
Actual results may differ significantly from these sensitivity analyses. As such, the sensitivities should only be viewed as directional estimates of the underlying sensitivities for the respective factors based on the assumptions outlined above.
During the first quarter of 2024, Mount Logan entered into interest rate swaps to economically hedge fair value interest rate risk on floating rate debt investments. Mount Logan does not designate derivatives (interest rate swaps) as hedging instruments under a fair value hedge accounting model. Derivatives are initially measured at fair value with subsequent changes therein recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss). Mount Logan’s derivative instruments are disclosed below:

March 31, 2026	Notional	Derivative assets	Derivative liabilities
Interest rate swaps	$187,000	$—	$1,792
Total	187,000	—	1,792

December 31, 2025	Notional	Derivative assets	Derivative liabilities
Interest rate swaps	$187,000	$481	$1,388
Total	187,000	481	1,388
The interest rate swaps are recorded in the Condensed Consolidated Statement of Financial Position as “Derivatives” within the Insurance Solutions segment with the mark-to-market changes in fair value being recorded as part of “Unrealized gains (losses) on hedging instruments” within the Insurance Solutions segment on the Condensed Consolidated Statement of Comprehensive Income (Loss).
Restricted cash posted as collateral consists of cash deposited at a bank that is pledged as collateral in connection with the interest rate swaps. The table below represents the cash posted as collateral associated with open derivative positions:

As of	March 31, 2026	December 31, 2025
Restricted cash posted as collateral	$10,975	$9,973
Total	10,975	9,973

Overview of Results of Operations
Financial Measures under U.S. GAAP - Asset Management
The following discussion of financial measures under U.S. GAAP is based on Mount Logan’s Asset Management business as of March 31, 2026.

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
The following table summarizes Mount Logan’s (i) management fees and (ii) incentive fees by fee generating vehicle:

	As of March 31,		As of March 31,		For the three months ended			For the three months ended			Quarter on Quarter change in Total Fees
	2026	2025	2026	2025	March 31, 2026			March 31, 2025
	Management Fees Receivable [7]		Incentive Fees Receivable [7]		Management Fees	Incentive Fees	Total Fees	Management Fees	Incentive Fees	Total Fees	$ Change	% Change
Fee Generating Vehicle

Ability (including consolidated VIEs) [1]	$596	$1,043	$—	$—	$1,818	$—	$1,818	$1,167	$—	$1,167	$651	56%
BDCs [2]	—	805	—	—	—	—	—	805	—	805	(805)	(100)%
CLOs [3]	604	1,006	—	—	604	—	604	750	—	750	(146)	(19)%
Interval Funds [4]	123	517	394	299	348	394	742	797	299	1,096	(354)	(32)%
Ovation Funds [5]	903	208	—	—	378	—	378	649	—	649	(271)	(42)%
Other [6]	286	93	—	—	309	—	309	239	—	239	70	29%
Total Fees	$2,512	$3,672	$394	$299	$3,457	$394	$3,851	$4,407	$299	$4,706	$(855)	(18)%
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
(5)Mount Logan as the general partner accrues base management fees, calculated monthly, due and payable either monthly or quarterly in arrears at 0.125% of the net assets in the Ovation funds. Incentive fees, calculated monthly, due and payable quarterly in arrears, are calculated as 10% of pre-

incentive fee distributable income. If pre-incentive fee distributable income amounts do not exceed 0% in any fiscal quarter, such shortfall (a “High Watermark Shortfall”) will carry forward to subsequent quarters. No incentive fees are payable to the general partner in any fiscal quarter in which a High Watermark Shortfall exists.
(6)Consists of several small, closed end private funds which are sub-advised by ML Management at 1% of net assets, as well as management fees earned from a portfolio of Nichol International Reinsurance (S.A.C), Ltd. (Nichol) (formerly known as Vista Life and Casualty Reinsurance Company) assets to which ML Management was appointed as the investment manager of, effective March 2025, at a rate of 1% on the average statutory book value of investments under management. Only fees which are crystallized and not subject to reversal are recognized and included.
(7)Management and incentive fees receivable are part of Other assets on the Condensed Consolidated Statement of Financial Position.
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

Expenses
Compensation and Benefits
Compensation and benefits expense consists of fixed salary, discretionary and non-discretionary bonuses, profit sharing expense associated with the performance fees earned and compensation expense associated with the vesting of non-cash equity-based awards. Mount Logan’s compensation arrangements with certain of its employees include non-cash equity-based awards, which are considered to be ‘performance-based incentives.’ The non-cash equity-based awards are granted subject to management’s discretion and approval by the Board of Directors. There are no clawback provisions associated with the non-cash equity-based awards; however, they are subject to a time-based vesting requirement and continued employment. To date, Mount Logan has not paid any profit sharing associated with performance fees. Because of these performance-based incentives, as Mount Logan’s net revenues increase, Mount Logan’s compensation costs rise. Mount Logan’s compensation costs also reflect the increased investment in people as Mount Logan continues to grow its AUM both organically and inorganically. During the fourth quarter of 2025, Mount Logan’s direct employees were transferred to BCPA. As such, as of March 31, 2026 Mount Logan has no direct employees. However, the compensation costs of BCPA employees who provide services to Mount Logan are attributed to Mount Logan based on AUM, and are now recorded within “Administration and servicing fees.”
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
Mount Logan provides administrative and reporting services to SCIM in respect of the management of ACIF in exchange for a servicing fee. The servicing fee is variable consideration as it is calculated quarterly based on the fees received by SCIM under its advisory agreement with ACIF, less a specified fee retained by SCIM, debt servicing expense, compensation and other certain expenses SCIM incurs in connection with investment advisory services it provides to ACIF. As Mount Logan determined it acts as the agent in this relationship, Mount Logan recognizes in income the amount it is entitled to receive or obligated to pay. In the Condensed Consolidated Statements of Financial Position, uncollected amounts are classified as Due from related parties when money is owed to Mount Logan and money owed by Mount Logan is presented as Due to related parties.
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
Financial Measures under U.S. GAAP - Insurance Solutions
The following discussion of financial measures under U.S. GAAP is based on Mount Logan’s Insurance Solutions business, which is operated by Ability, as of March 31, 2026.
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
Ceded reinsurance – Funds withheld with Front Street Re
Mount Logan has a coinsurance with funds withheld arrangement with Front Street Re covering a significant portion of the LTC business (the “Medico” block of policies). Under the funds withheld arrangement, assets are retained by Mount Logan; however, all investment activity pertaining to those assets are passed through to Front Street Re. Investment activity includes any interest income, unrealized gains, and losses, and realized gains and losses from sales of these assets.  The liability for this funds held arrangement is in the liability section of the Insurance section of the Condensed Consolidated Statements of Financial Position, and the income statement items related to this contract are in the line item net investment income (loss) on funds withheld in the Insurance section of the Condensed Consolidated Statement of Operations.
Ceded reinsurance – Modified coinsurance with Nichol International Reinsurance (S.A.C), Ltd. (formerly known as Vista Life and Casualty Reinsurance Company)
Mount Logan also has a Modco agreement with Nichol International Reinsurance (S.A.C), Ltd. (formerly known as Vista Life and Casualty Reinsurance Company) (“Nichol”). Pursuant to such agreement, Mount Logan retains assets in a designated custody account to support the quota share of the ceded Modco reserves. Similar to a funds withheld arrangement, all investment activity pertaining to those assets are passed through to Nichol. Investment activity includes any interest income, unrealized gains, and losses, and realized gains and losses from sales on these assets.  The liability for this funds held agreement is netted against the reinsurance recoverable of the Insurance section of the Condensed Consolidated Statements of Financial Position, and the income statement items related to this contract are in the line item net investment income (loss) on funds withheld in the Insurance Condensed Consolidated Statement of Operations.
Expenses
Interest sensitive contract benefits
Liabilities for the MYGA investment contracts equal the account value, that is, the amount that accrues to the benefit of the contract or policyholder including credited interest and assessments through the financial statement date. Changes in interest sensitive contract liabilities, excluding deposits and withdrawals, are recorded in interest sensitive contract benefits or product charges on the Condensed Consolidated Statements of Operations.
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
Other Financial Measures under U.S. GAAP
Income Taxes
Mount Logan’s income tax expense decreased in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. For the three months ended March 31, 2026, Mount Logan had no income tax expense while for the three months ended March 31, 2025, Mount Logan incurred an income tax expense of less than $0.1 million. Income tax expense was $nil for the three months ended March 31, 2026 as the statutory tax benefit arising from the pretax loss was fully offset by an increase in the valuation allowance against deferred tax assets and other items, as management determined that certain deferred tax assets generated in the period are not more-likely-than-not to be realized.

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
Mount Logan uses FRE and SRE, which are non-GAAP measures, as measures of operating performance, not as measures of liquidity. These measures should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of these measures without consideration of their related U.S. GAAP measures is not adequate due to the adjustments described above. See “Segment Analysis” for reconciliations of Segment Income, FRE and SRE to their most directly comparable measures under U.S. GAAP.
Results of Operations
Below is a discussion of Mount Logan’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025. For additional analysis of the factors that affected Mount Logan’s results at the segment level, see “Segment Analysis” below:

	Three months ended March 31,
	2026	2025	Change ($)	Change (%)

REVENUES
Asset Management
Management fees	$1,639	$3,240	(1,601)	-49%
Incentive fees	394	299	95	32%
Advisory and transaction fees, net	66	—	66	NM
Equity investment earning	362	282	80	28%
	2,461	3,821	(1,360)	-36%
Insurance Solutions
Net Premiums	(4,244)	(4,013)	(231)	6%
Product charges	118	860	(742)	-86%
Net investment income	16,676	14,951	1,725	12%
Net gains (losses) from investment activities	(5,014)	1,472	(6,486)	-441%
Net revenues of consolidated variable interest entities	(133)	3,633	(3,766)	-104%
Net investment income (loss) on funds withheld	614	(5,750)	6,364	-111%
Other income	169	76	93	122%
	8,186	11,229	(3,043)	-27%
Total revenues	$10,647	$15,050	(4,403)	-29%
EXPENSES
Asset Management
Administration and servicing fees	3,639	1,237	2,402	194%
Transaction costs	82	4,545	(4,463)	-98%
Compensation and benefits	211	2,380	(2,169)	-91%
Amortization and impairment of intangible assets	444	910	(466)	-51%
Interest and other credit facility expenses	2,005	1,946	59	3%
General, administrative and other	3,008	1,723	1,285	75%
	9,389	12,741	(3,352)	-26%

Insurance Solutions
Net policy benefit and claims (remeasurement gain on policy liabilities of $4,459 and $81 for the three months ended March 31, 2026 and 2025, respectively)	(2,635)	1,793	(4,428)	-247%
Interest sensitive contract benefits	4,289	3,818	471	12%
Amortization of deferred acquisition costs	708	555	153	28%
Compensation and benefits	—	244	(244)	-100%
Interest expense	400	328	72	22%
General, administrative and other (including related party amounts of $1,672 and $1,732 for the three months ended March 31, 2026 and 2025, respectively)	4,261	3,686	575	16%
	7,023	10,424	(3,401)	-33%
Total expenses	$16,412	$23,165	(6,753)	-29%
Investment and other income (Loss) - Asset Management
Net gains (losses) from investment activities	(351)	841	(1,192)	-142%
Dividend income	60	38	22	58%
Interest income	384	268	116	43%
Other income (loss), net	174	299	-125	-42%
Loss on extinguishment of debt	(472)	—	$(472)	NM
Gain on acquisition	—	—	0	NM
Total investment and other income (loss)	(205)	1,446	(1,651)	-114%
Income (loss) before taxes	$(5,970)	$(6,669)	699	-10%
Income tax (expense) benefit — Asset Management	—	(36)	36	-100%
Net income (loss)	$(5,970)	$(6,705)	735	-11%
______________
Note: “NM” denotes not meaningful.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
In this section, references to 2026 refer to the three months ended March 31, 2026 and references to 2025 refer to the three months ended March 31, 2025.
Asset Management Segment
Revenues
Revenues were $2.5 million in 2026, a decrease of $1.4 million from $3.8 million in 2025, driven by a decrease in management fees, partially offset by an increase in incentive fees, equity investment earnings and advisory and transaction fees earned in the first quarter of 2026.
Management fees decreased $1.6 million primarily due to the merging of Logan Ridge into Portman on July 15, 2025, and the decrease in OCIF fees from one-time out of period fee reimbursements in 2025. The existing Logan Ridge Investment Management Agreement (“IMA”) was terminated upon the Logan Ridge and Portman Ridge merger and therefore, the Company’s management fee stream from Logan Ridge ceased. The decrease in fees was partially offset by the growth in AUM under the Nichol investment management agreement, which commenced towards the end of the first quarter of 2025.
The $0.1 million increase in incentive fees was driven by the reduction in fee waivers on the OCIF incentive fee.
Equity investment earnings increased by $0.1 million due to favorable net income from SCIM, which was primarily driven by the elimination of the legacy cost reimbursement program at SCIM upon the Logan Ridge and Portman Ridge merger. SCIM was the adviser of Portman Ridge and effective July 15, 2025, upon closing of the merger of Logan Ridge and Portman Ridge, became the advisor to the combined company, renamed BCP Investment Corporation (“BCIC”).
Advisory and transaction fees are a new, non-recurring fee stream that started in the fourth quarter of 2025. During the first quarter of 2026, the Company earned $0.1 million of origination fees related to assets originated into the Ability investment portfolio by ML Management.

Expenses
Expenses were $9.4 million in 2026, a decrease of $3.4 million from $12.7 million in 2025, primarily driven by the reduction in transaction costs, partially offset by the increase in general, administrative and other costs.
Transaction costs decreased $4.5 million in 2026 given the 2025 transaction costs were related to Mount Logan’s merger with TURN, which closed in the third quarter of 2025. Refer to Note 3. Business combinations of the Condensed Consolidated Financial Statements for further details.
General, administrative and other expenses increased $1.3 million in 2026 primarily due to increased consulting costs and stock exchange fees that are one-time in nature. Consulting fee increases largely pertain to the investigation of misconduct by a former employee of ML Management. Stock exchange fee increases largely relate to the one-time tier entry fee resulting from the Company issuing $40 million of Exchange Listed Notes (refer to Note 12. Debt obligations of the Condensed Consolidated Financial Statements for further details).
Compensation and benefits decreased $2.2 million while administration and servicing fees increased $2.4 million primarily due to the Company’s employees being transferred to BCPA on October 1, 2025. This effectively resulted in direct compensation costs being exchanged for administrative fees charged by BCPA as servicing agent. As such, the decrease in on-going compensation costs related to these transferred employees was offset by the increase in administrative fees.
Removing the impact of the effective compensation cost reclass, administration and servicing fees increased $0.2 million in 2026 compared to 2025, primarily due to the net economic loss attributable to Mount Logan’s servicing agreement with SCIM. Mount Logan’s servicing agreement with SCIM is for ACIF, an interval fund, and is calculated as the gross management and incentive fees paid by ACIF net of expenses incurred under the servicing agreement. The increase in economic loss attributable to the servicing agreement with SCIM was primarily driven by lower management fees and higher staffing related, technology and compliance and regulatory costs.
Amortization and impairment of intangible assets decreased $0.5 million in 2026 as the Ovation IMA intangible asset is amortized on a basis that reflects the net asset value decline in the underlying fee-generating funds which are in wind-down. A larger value of assets were liquidated from the funds in 2025 than 2026, and thus amortization expense mirrors this.
Interest and other credit facility expenses increased by less than $0.1 million in 2026 as there was a net increase in debt obligations. The increase in debt from the issuance of exchange listed notes was offset by the partial paydown on the MLC US Holdings credit facility (refer to Note 12. Debt obligations of the Condensed Consolidated Financial Statements for further details).
Investment and Other Income (Loss)
Total investment and other income decreased $1.7 million, primarily due to movements on assets and liabilities held at fair value, and the loss on extinguishment of debt from the partial paydown of the MLC US Holdings credit facility.

Net gains from investment activities decreased by $1.2 million into net losses, primarily due to a $1.0 million unrealized gain recognized in 2025 on the seller note issued in relation to the Capitala acquisition, which was repaid at its final repayment amount of $0.1 million on October 31, 2025 (refer to Note 12. Debt obligations of the Condensed Consolidated Financial Statements for further details regarding Mount Logan’s debt obligations). There were no such gains in 2026, causing a negative year on year movement. There were also unrealized losses on investments acquired with the TURN portfolio contributing to current period losses, partially offset by realized gains from the sale of other investments acquired with the TURN portfolio.

In proportion to the paydown on the MLC US Holdings credit facility, unamortized transaction costs that were capitalized were written-off as a loss on extinguishment of debt (refer to Note 12. Debt obligations of the Condensed Consolidated Financial Statements for further details regarding Mount Logan’s debt obligations).

Other income decreased as the one-time tax refunds received in relation to prior period tax returns in 2025 outweighed the new income earned as a result of the Profit-Sharing Agreement that was entered into during the third quarter of 2025. Refer to Note 22. Related parties of the Condensed Consolidated Financial Statements for further details regarding the Profit-Sharing Agreement.

The decrease in total investment and other income was partially offset by an increase in dividend and interest income, largely driven by bank interest in line with the increase in cash balances.

Insurance Solutions Segment
Revenues
Revenues were $8.2 million in 2026, a decrease of $3.0 million from $11.2 million in 2025. The decrease was primarily driven by decreases in net gains (losses) from investment activities, net revenue of consolidated VIEs, product charges, and net premiums. These decreases were partially offset by increases in net investment income and net investment income (loss) on funds withheld.
Net gains (losses) from investment activities were losses of $5.0 million in 2026, a decrease of $6.5 million from gains of $1.5 million in 2025, primarily due to higher unrealized losses resulting from interest rates movements and associated market valuation impacts, rather than credit-related deterioration within the investment portfolio.
Net revenues of consolidated VIEs were $0.1 million in 2026, a decrease of $3.8 million from $3.6 million in 2025, primarily reflecting interest-rate-driven unrealized losses on underlying assets, along with realized losses from investment sales during the period.
Product charges were $0.1 million in 2026, which reflects a decrease of $0.7 million from $0.9 million in 2025, primarily driven by lower early surrenders of MYGA policies in 2026 compared to 2025.

Net premiums were ($4.2) million in 2026, a decrease of $0.2 million from ($4.0) million in 2025. The negative net premium reflects ceded premiums exceeding direct and assumed premiums within the LTC business, primarily due to additional ceded premiums paid to transfer a substantial portion of LTC related risk under a reinsurance arrangement. The decrease in net premiums was primarily driven by a decrease of $1.1 million in direct and assumed premiums compared to 2025, partially offset by a decrease of $0.9 million in ceded premium related to the LTC business compared to 2025.
Net investment income (loss) on funds withheld was a gain of $0.6 million in 2026, an increase of $6.4 million from a loss of ($5.8) million in 2025. This increase was primarily driven by higher unrealized and realized losses on funds withheld assets, and lower income earned on those assets, partially offset by lower management & incentive fees in 2026 compared to 2025.

Net investment income was $16.7 million in 2026, an increase of $1.7 million from $15.0 million in 2025, primarily driven by lower management and incentive fees in 2026 compared to 2025 on funds withheld assets under Modco arrangement with Nichol.
Expenses
Expenses were $7.0 million in 2026, a decrease of $3.4 million from $10.4 million in 2025. The decrease was driven by a decrease in net policy benefit and claims. This decrease was partially offset by increases in general, administrative & other expenses, interest sensitive contract benefits, and DAC amortization.
Net policy benefits and claims were $(2.6) million in 2026, a decrease of $4.4 million from $1.8 million in 2025, primarily due to a significant unfavorable experience adjustment in LTC business in 2025 compared to 2026.
General, administrative and other expenses were $4.3 million in 2026, an increase of $0.6 million from $3.7 million in 2025. Expenses were higher in 2026, primarily due to upfront costs incurred to support new initiatives.
Interest sensitive contract benefits were $4.3 million in 2026, an increase of $0.5 million from $3.8 million in 2025, primarily driven by interest accretion on the MYGA block assumed from NSG in the second quarter of 2025.
DAC amortization was $0.7 million in 2026, an increase of $0.2 million from $0.6 million in 2025, primarily due to amortization of the acquisition cost related to additional MYGA block assumed from NSG in the second quarter of 2025.
Income Tax (Provision) Benefit
Mount Logan recorded no income tax expense in 2026, a decrease from the income tax expense of less than $0.1 million in 2025. Income tax expense was $nil in 2026 as the $1.3 million statutory tax benefit on the pre-tax loss of $6.0 million was offset primarily by nondeductible differences of $0.8 million and an increase in the valuation allowance of $0.4 million, partially offset by a dividends received deduction of less than $0.1 million, resulting in no net income tax expense or benefit for the period. The provision for income taxes includes federal, state, local and foreign income taxes, resulting in an effective income tax rate of 0.0% and (0.54%) for 2026 and 2025, respectively. For 2026, the most significant reconciling items between the U.S. federal statutory income tax rate of 21.0% and the effective income tax rate were nondeductible differences of $0.8 million and the increase in the valuation allowance against deferred tax assets of $0.4 million. See Note 18. Income taxes to the Condensed Consolidated Financial Statements for further details regarding Mount Logan’s income tax (provision) benefit.

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
Asset Management
The following table presents FRE, the performance measure of Mount Logan’s Asset Management segment.

	Three months ended March 31,
	2026	2025	Change ($)	Change (%)
Asset Management
Management fees	$3,457	$4,407	$(950)	(22)%
Incentive fees	394	299	95	32%
Advisory and transaction fees, net	66	—	66	NM
Equity investment earnings	362	282	80	28%
Interest income¹	268	268	—	—%
Other fee-related income	174	—	174	NM
Fee-related compensation	(1,212)	(1,471)	259	(18)%
Other operating expenses:
Administration and servicing fees	(1,359)	(733)	(626)	85%
General, administrative and other	(914)	(772)	(142)	18%
Fee related earnings	$1,236	$2,280	$(1,044)	(46)%
______________
Note: “NM” denotes not meaningful.
(1)Represents interest income on a loan asset related to a fee generating vehicle.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

In this section, references to 2026 refer to the three months ended March 31, 2026, and references to 2025 refer to the three months ended March 31, 2025.
FRE was $1.2 million in 2026, a decrease of $1.0 million compared to $2.3 million in 2025. This decrease was primarily attributable to the decline in management fees and increase in administration and servicing fees as well as general, administrative and other costs.
Management fees decreased by $1.0 million primarily due to the merging of Logan Ridge into Portman Ridge on July 15, 2025, and the decrease in OCIF fees from one-time out of period fee reimbursements in 2025. The existing Logan Ridge IMA was terminated and therefore, the Company’s management fee stream from Logan Ridge ceased. Other non-core fee streams also continued to decline as funds wind-down and CLOs run-off in their harvest period. The decrease in these fees were partially offset by the increase in Ability and Nichol (previously known as Vista) management fees from the growth in AUM under these IMAs.
Administration and servicing fees increased by $0.6 million primarily due to the net economic loss attributable to Mount Logan’s servicing agreement with SCIM. Mount Logan’s servicing agreement with SCIM is for ACIF, an interval fund, and is calculated as the gross management and incentive fees paid by ACIF net of expenses incurred under the servicing agreement. The increase in economic loss attributable to the servicing agreement with SCIM was primarily driven by lower management fees and higher staffing related, technology and compliance and regulatory costs.
General, administrative and other costs increased by $0.1 million largely due to out of period allocation of shared expenses between BCPA and the Company.

The decrease to FRE was partially offset by the following:

Incentive fees increased by $0.1 million driven by the reduction in fee waivers on the OCIF incentive fee.
Equity investment earnings increased by $0.1 million due to favorable net income from SCIM, which was primarily driven by the elimination of the legacy cost reimbursement program at SCIM upon the Logan Ridge and Portman

Ridge merger. SCIM was the adviser of Portman Ridge and effective July 15, 2025, upon closing of the merger of Logan Ridge and Portman Ridge, became the advisor to the combined company, renamed BCP Investment Corporation (“BCIC”).
Other fee-related income increased by $0.2 million from the Profit-Sharing Agreement entered into in July 2025 between Mount Logan and the owner of SCIM. This fee represents 16.03% of the distributions received by the parent entity of SCIM, which is effectively the Company’s net incremental share in BCIC’s management and incentive fees.
.
Fee-related compensation decreased in-line with underlying vehicle performance, consistent with decreasing fee revenue.

New advisory and transaction fees were earned in 2026 compared to 2025, as the Company started earning origination fees related to assets originated into the Ability investment portfolio by ML Management.

Asset Management Operating Metrics
Assets Under Management
The following presents Mount Logan’s total AUM by vehicle (in millions):

	Three months ended March 31, 2026
(in millions)	Ability (including consolidated VIEs) [1]	BDCs [2]	CLOs [3]	Interval Funds [4]	Ovation Funds	Other [5]	Total
Change in Total AUM[6]
Beginning of Period	$873	$194	$441	$411	$109	$69	$2,097
Inflows	120	23	—	27	—	—	170
Outflows	(11)	(12)	—	(23)	(13)	(15)	(74)
Net Flows	109	11	—	4	(13)	(15)	96
Realizations	—	(22)	(29)	(7)	(3)	(1)	(62)
Market activity and other	(7)	2	(4)	(15)	16	(1)	(9)
Inter-vehicle eliminations[7]	—	—	—	(4)	—	—	(4)
End of Period	$975	$185	$408	$389	$109	$52	$2,118

	Three months ended March 31, 2025
(in millions)	Ability (including consolidated VIEs) [1]	BDCs [2]	CLOs [3]	Interval Funds [4]	Ovation Funds	Other [5]	Total
Change in Total AUM[6]
Beginning of Period	$746	$306	$564	$410	$211	$111	$2,348
Inflows	54	11	—	41	—	8	114
Outflows	(5)	(22)	—	(30)	(18)	—	(75)
Net Flows	49	(11)	—	11	(18)	8	39
Realizations	—	(2)	(32)	(7)	(4)	—	(45)
Market activity and other	2	(3)	(4)	5	17	4	21
Inter-vehicle eliminations[7]	—	—	—	(4)	—	—	(4)
End of Period	$797	$290	$528	$415	$206	$123	$2,359
_______________
(1)Ability’s AUM excludes assets held under the funds withheld and Modco agreements, and includes a portion of the Nichol assets to which ML Management was appointed as the investment manager of, effective March 2025.
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
(7)Represents ACIF’s investment in OCIF. Ability’s investment in BCIC is $0.1 million.
(8)Several of the above funds are still subject to their reporting period audits or reviews, thus the AUM quoted above represents management’s best estimate of AUM as of March 31, 2026, but may be subject to change.
Three Months Ended March 31, 2026
Total AUM was $2.1 billion at March 31, 2026, a $21 million increase from December 31, 2025. The increase was driven by growth in Ability’s AUM, primarily reflecting the continued ramp-up of the Modco arrangement with Nichol, which Mount Logan now manages completely. The total increase in AUM was offset by decreases in AUM across the BDCs, CLOs, Interval funds, Ovation funds, and small closed end private funds. BDC assets decreased due to distributions and repurchase of common stock. ACIF AUM decreased due to distributions and realized losses, while OCIF AUM decreased due to a reduction in unfunded commitments. We expect CLO assets will continue to decline given both are in post reinvestment period and continue to harvest their assets. We also expect Ovation funds’ AUM will also continue to decline pursuant to their wind down. The AUM ML Management sub-advises decreased due to redemptions.

Insurance Solutions
The following table presents Spread Related Earnings, the performance measure of Mount Logan’s Insurance Solutions segment:

	Three months ended March 31,
	2026	2025	Change ($)	Change (%)
Insurance Solutions
Net investment income and realized gain (loss), net	$12,251	$13,013	$(762)	(6)%
Cost of funds	(6,488)	(9,319)	2,831	(30)%
Compensation and benefits	—	(244)	244	(100)%
Interest expense	(400)	(328)	(72)	22%
General, administrative and other	(3,341)	(3,086)	(255)	8%
Spread related earnings	$2,022	$36	$1,986	5517%
In this section, references to 2026 refer to the three months ended March 31, 2026, and references to 2025 refer to the three months ended March 31, 2025.
Spread Related Earnings

SRE was $2.0 million in 2026, an increase of $2.0 million, compared to less than $0.1 million in 2025. The increase in SRE was primarily driven by lower cost of funds, partially offset by lower net investment income and realized gains (losses) and higher general, administrative and other expenses.
Cost of funds decreased by $2.8 million, primarily driven by significant unfavorable experience adjustment in LTC business in 2025 compared to 2026, which was partially offset by increase in interest sensitive contract benefits and DAC amortization from the assumption of the NSG MYGA block in the second quarter of 2025,
Net investment income and realized gains (losses) decreased by $0.8 million. Net investment income decreased due to lower treasury yields, increased management fees and higher realized losses in 2026 compared to 2025.
General, administrative and other expenses increased by $0.3 million in 2026. This increase was offset by decrease in compensation and benefits, as compensation and benefit costs in 2026 were included within administrative fees under general, administrative and other expenses.
Net Investment Spread

	Three months ended March 31,
	2026	2025	Change
Net investment income and realized gain or (loss), net	1.56%	1.74%	(18)bps
Cost of funds¹	(1.39)%	(1.26)%	(13)bps
Net Investment spread	0.17%	0.48%	(31)bps
_______________
(1)Excludes changes in future policy benefits liabilities of LTC line of business, to calculate net investment spread, which result from changes in actuarial assumptions and future cash flow projections.
Net investment spread was 0.17% in 2026, a decrease of 31 basis points compared to 0.48% in 2025, primarily driven by a higher average net invested asset balance and lower net investment income and realized gain or (loss) and higher cost of funds in 2026 compared to 2025.
Net investment income and realized gain or (loss) percent represents the percent of net investment income and realized gain (loss) over average net invested assets. Net investment income and realized gain (loss) was 1.56% in 2026, a decrease of 18 basis points compared to 1.74% in 2025, primarily driven by higher average net invested assets (including cash on hand), lower treasury yields, and higher realized losses on investment activities.
Cost of funds percent represents the percent of cost of funds over average net invested assets. Cost of funds were higher in 2026 compared to 2025 primarily driven by increase in interest sensitive contract benefits and DAC amortization from the assumption of the NSG MYGA block in the second quarter of 2025.

Net invested assets represent investments that directly back the Insurance Solutions segment’s net reserve liabilities as well as surplus assets. Net invested assets for Insurance Solutions segment includes (a) total investments on the Condensed Consolidated Statements of Financial Position, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, and (f) net investment payables and receivables. Net invested assets exclude the investment assets under funds withheld arrangement with FSR and assets under Modco agreement with Nichol. Net invested assets also exclude mark-to-market adjustment (net unrealized gains (losses)) including provision for credit losses recognized in Condensed Consolidated Statement of Operations during the year.
Investment Portfolio and Net Investment Spread
Ability had total investments, including related parties and consolidated VIEs, of $1,103 million and $1,017 million as of March 31, 2026, and March 31, 2025, respectively. Total investments have increased by 8% compared to 2025, which is primarily driven by purchases. Ability’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its duration of liabilities. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Ability’s liability profile. Ability takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Ability has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial real estate loans, among others. Ability also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products, both as an expression of its macroeconomic views as well as to capture incremental returns versus fixed rate instruments. Depending on its market outlook, Ability will use financial hedges to increase or reduce its exposure to various macroeconomic factors, including interest rate, foreign currency exchange rate, and / or performance of market indices. In addition to its fixed income portfolio, Ability opportunistically allocates to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.
Segment Income
Segment Income is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Segment Income is the sum of (i) FRE and (ii) SRE. The following presents a reconciliation of Net Income (loss) attributable to Mount Logan common shareholders to Segment Income:

	Three months ended March 31,
	2026	2025
Net income (loss)	$(5,970)	$(6,705)
Income tax (expense) benefit — Asset Management	—	(36)
Income (loss) before taxes	(5,970)	(6,669)
Asset Management Adjustments:
Intersegment management fee eliminations	1,818	1,167
Administration and servicing fees [1]	1,067	504
Transaction costs	82	4,545
Compensation and benefits [1]	31	577
Equity-based compensation	180	212
Amortization and impairment of intangible assets	444	910
Interest and other credit facility expenses	2,005	1,946
General, administrative and other [1]	2,095	951
Net gains (losses) from investment activities	351	(841)
Dividend income	(60)	(38)
Interest income - bank interest	(116)	—
Other income (loss), net	—	(299)
Loss on extinguishment of debt	472	—
Insurance Solutions Adjustments:
Equity-based compensation	—	120
Net unrealized gains (losses) from investment activities	1,758	(126)
Other income	(1)	(76)
Intersegment management fee eliminations	(1,818)	(1,167)
General, administrative and other [2]	920	600
Segment Income	$3,258	$2,316
_______________
(1)Represents corporate overhead allocated to each segment.
(2)Represents costs incurred by the insurance segment for purposes of U.S. GAAP reporting including one-time upfront cost associated with the new initiatives but not the day-to-day operations of the insurance company.

Liquidity and Capital Resources
Overview
Mount Logan primarily derives revenues and cash flows from the assets we manage and the retirement savings products we issue and reinsure. Based on management’s experience, we believe that our current liquidity position, together with the cash generated from revenues will be sufficient to meet our anticipated expenses and other working capital needs for at least the next 12 months. For the longer-term liquidity needs of the Asset Management business, we expect to continue to fund the Asset Management business’s operations through management fees and incentive fees received. The principal sources of liquidity for the Insurance Solutions segment, in the ordinary course of business, are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets. At March 31, 2026, we had $61.9 million of unrestricted cash and cash equivalents.
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

Cash Flow Analysis
The section below discusses in more detail our primary sources and uses of cash and the primary drivers of cash flows within our Condensed Consolidated Statements of Cash Flows:

	Three months ended March 31,
(in thousands)	2026	2025
Operating activities	$(24,402)	$(7,782)
Investing activities	(37,414)	53,170
Financing activities	(9,030)	(8,759)
Cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs, end of period	$72,879	$138,334
Operating Activities
Our operating activities support our Asset Management and Insurance Solutions businesses. The primary sources of cash within operating activities include: (a) management, performance and advisory and transaction fees, (b) insurance premiums, (c) reinsurance recoverable, (d) proceeds from sales of investments from Mount Logan’s consolidated VIEs and (e) cash interest received from investments. The primary uses of cash within operating activities include: (a) investment purchases from Mount Logan’s consolidated VIEs (b) compensation and non-compensation related expenses through servicing fees, (c) benefit payments, (d) cash interest paid on debt obligations and (e) other operating expenses. A significant use of cash within operating activities pertain to future policy benefits incurred in the LTC business. As the LTC business is in run-off, this activity is expected to have less of an impact to cash outflow over time.
•During the three months ended March 31, 2026 and March 31, 2025, cash used in operating activities reflects Asset Management expense reimbursements to BCPA under the Servicing Agreement for third-party costs incurred, direct vendor payments, interest expense on borrowings, compensation and quarterly tax payments. Cash used in operating activities also reflects net cash benefit payments associated with the LTC business, purchases of investments by consolidated VIEs, policy acquisition costs, and other operating expenses within Insurance Solutions. These outflows were partially offset by inflows of management fees, realized incentive fees, and distributions from SCIM within Asset Management, and investment income, reinsurance recoverables related to the LTC business and proceeds from the sale of investments held by consolidated VIEs within Insurance Solutions.

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
•During the three months ended March 31, 2026, cash used in investing activities primarily reflects purchase of investments, mainly available-for-sale (“AFS”) and mortgage loans, partially offset by sales, maturities and repayment of investments within Insurance Solutions.
•During the three months ended March 31, 2025, cash provided by investing activities primarily reflects the sales, maturities and repayment of investments, partially offset by purchase of investments, mainly available-for-sale (“AFS”) and mortgage loans within Insurance Solutions.
Financing Activities
Our financing activities reflect our capital market transactions and transactions with equity holders. The primary sources of cash within financing activities primarily include proceeds from debt issuances and proceeds from reinsurance of MYGA. The primary uses of cash within financing activities include dividends paid and repayments of debt.
•During the three months ended March 31, 2026, cash used in financing activities primarily reflects payment of dividends, repurchase of common shares, repayment of borrowings and the payment of debt issuance costs in the Asset Management segment. Surrenders or benefit payments related to MYGA policies (classified as investment-type contracts) within the Insurance Solutions segment also contributed to the use of cash. These outflows were partially offset by the issuance of exchange listed notes by the Asset Management segment.
•During the three months ended March 31, 2025, cash used in financing activities primarily reflects surrenders or benefit payments related to MYGA policies (classified as investment-type contracts) within the Insurance Solutions segment, and the repayment of debt within the Asset Management segment. These outflows were partially offset by increased borrowings in the Insurance Solutions segment.
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

On March 5, 2026 Mount Logan declared a cash dividend of US$0.03 per share of its common stock, which was paid on April 15, 2026, to holders of record at the close of business on March 30, 2026. On May 14, 2026 Mount Logan declared a cash dividend in the amount of US$0.03 per common share to be paid on June 10, 2026 to shareholders of record on May 26, 2026.

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
At March 31, 2026, the Asset Management business had $9.3 million of unrestricted cash and cash equivalents.
Future Debt Obligations
The Asset Management business had long-term debt outstanding of $92.5 million at March 31, 2026, which includes notes with maturities in 2027, 2031 and 2032. There are also scheduled incremental repayments of principal on the credit facility in 2026. See Note 12. Debt obligations to the Condensed Consolidated Financial Statements for further information regarding the Asset Management business’s debt arrangements.
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
Pending Transactions

As previously disclosed, on March 18, 2026, OCIF, a fund managed by ML Management, entered into definitive agreements to acquire the assets of Yieldstreet Alternative Income Fund (“YS AIF”) (the “Asset Acquisition”). In connection with the Asset Acquisition, ML Management entered into a Transaction Services Agreement with Willow Asset Management LLC (“Willow”), the advisor of YS AIF, pursuant to which Willow will provide access to books and records of YS AIF, certain transition services and licenses in exchange for aggregate consideration of up to $5 million, payable in cash and shares of the Company’s common stock. The transaction is expected to close in the third quarter of 2026, subject to regulatory and YS AIF shareholder approvals.

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

As of	March 31, 2026	December 31, 2025
Cash and cash equivalents[1]	$52,556	$118,753
Restricted cash	10,975	9,973
Investments	608,664	639,221
Receivable for investments sold	8,193	—
Accrued interest and dividend receivable[1]	13,797	12,596
Total liquid assets	$694,185	$780,543
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
Ability’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed Ability’s estimates and assumptions over the life of an annuity contract. Ability includes provisions within its annuity policies, such as surrender charges and market value adjustments, which are intended to protect it from early withdrawals. As of March 31, 2026, and March 31, 2025, approximately 77% and 76%, respectively, of Ability’s MYGA policies were subject to penalty upon surrender. In addition, as of March 31, 2026, and March 31, 2025, approximately 50% and 83%, respectively, of policies contained Market Value Adjustments (“MVAs”) that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease.
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
Future Debt Obligations
Ability had long-term debt of $17.3 million as of March 31, 2026, which includes notes with maturities in 2028, 2032, and 2033. See Note 12. Debt obligations to the Condensed Consolidated Financial Statements for further information regarding Ability’s debt arrangements.
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
Critical Accounting Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in Note 2. Summary of significant accounting policies to our Condensed Consolidated Financial Statements. The following is a summary of our accounting policies that are affected most by judgments, estimates and assumptions.
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
Assets and liabilities of the consolidated VIEs are primarily presented in separate sections within the Condensed Consolidated Statements of Financial Position. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are primarily presented within revenues of consolidated variable interest entities and Income of consolidated variable interest entities, for the Asset Management and Insurance Solutions segments, respectively, in the Condensed Consolidated Statements of Operations.
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
Critical Accounting Estimates - Insurance Solutions Segment
Investments
Mount Logan is responsible for the fair value measurement of investments presented in the Condensed Consolidated Financial Statements. Mount Logan performs regular analysis and review of its valuation techniques, assumptions and inputs used in determining fair value to evaluate if the valuation approaches are appropriate and consistently applied, and the various assumptions are reasonable. Mount Logan also performs quantitative and qualitative analysis and review of the information and prices received from commercial pricing services and broker-dealers, to verify it represents a reasonable estimate of the fair value of each investment. In addition, Mount Logan uses both internally-developed and commercially-available cash flow models to analyze the reasonableness of fair values using credit spreads and other market assumptions, where appropriate. For investment funds, Mount Logan typically recognizes its investment, including those for which it has elected the fair value option, based on net asset value information provided by the general partner or related asset manager. For a discussion of investment funds for which it has elected the fair value option, see Note 9. Fair value measurements to the Condensed Consolidated Financial Statements.

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

	Fair Value Measurements
March 31, 2026	Level 1	Level 2	Level 3	NAV	Total
Financial assets
Asset Management
Equity securities	$1,289	$—	$6,640	$—	$7,929
Derivatives	—	—	—	—	—
Other invested assets	—	—	71	—	71
Total financial assets — Asset Management	1,289	—	6,711	—	8,000
Insurance Solutions
Debt securities:
U.S. government and agency	—	10,281	—	—	10,281
U.S. state, territories and municipalities	—	5,230	—	—	5,230
Other government and agency	—	2,444	—	—	2,444
Corporate	—	245,181	15,208	—	260,389
Asset and mortgage-backed securities	—	296,855	41,280	—	338,135
Corporate loans	—	18,822	121,958	—	140,780
Equity securities	142	2,217	3,319	1,866	7,544
Other invested assets	—	10,000	5,145	305	15,450
Total financial assets — Insurance Solutions	142	591,030	186,910	2,171	780,253
Corporate loans of consolidated VIEs	—	—	129,170	—	129,170
Equity of consolidated VIEs	—	—	1,140	—	1,140
Total financial assets including consolidated VIEs	142	591,030	317,220	2,171	910,563
Derivatives	—	—	—	—	—
Total financial assets	$1,431	$591,030	$323,931	$2,171	$918,563

Financial liabilities
Insurance Solutions
Ceded reinsurance - embedded derivative	—	34,192	—	—	34,192
Interest rate swaps	—	1,792	—	—	1,792
Total financial liabilities — Insurance Solutions	—	35,984	—	—	35,984
Total financial liabilities	$—	$35,984	$—	$—	$35,984

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	NAV	Total
Financial assets
Asset Management
Equity securities	$3,834	$91	$6,484	$—	$10,409
Derivatives	—	—	13	—	13
Other invested assets	—	—	72	—	72
Total financial assets — Asset Management	3,834	91	6,569	—	10,494
Insurance Solutions
Debt securities:
U.S. government and agency	—	10,348	—	—	10,348
U.S. state, territories and municipalities	—	5,354	—	—	5,354
Other government and agency	—	2,475	—	—	2,475
Corporate	—	261,039	10,149	—	271,188
Asset and mortgage-backed securities	—	323,246	19,427	—	342,673
Corporate loans	—	7,499	116,568	—	124,067
Equity securities	7,644	2,246	3,240	1,923	15,053
Other invested assets	—	51	5,637	299	5,987
Total financial assets — Insurance Solutions	7,644	612,258	155,021	2,222	777,145
Corporate loans of consolidated VIEs	—	—	119,731	—	119,731
Equity securities of consolidated VIEs	—	—	949	—	949
Total financial assets including consolidated VIEs	7,644	612,258	275,701	2,222	897,825
Derivatives	—	481	—	—	481
Total financial assets	$11,478	$612,830	$282,270	$2,222	$908,800

Financial liabilities
Insurance Solutions
Ceded reinsurance - embedded derivative	—	29,650	—	—	29,650
Interest rate swaps	—	1,388	—	—	1,388
Total financial liabilities — Insurance Solutions	—	31,038	—	—	31,038
Total financial liabilities	$—	$31,038	$—	$—	$31,038
Goodwill
We review goodwill for impairment annually and whenever events or changes in the business environment may indicate the carrying amount of one of our reporting units may exceed its fair value. Our methodology for conducting this goodwill impairment testing contains both a qualitative and quantitative assessment. In evaluating the recoverability of goodwill, we perform a qualitative analysis at the reporting unit level to determine whether there are any events or circumstances that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying value. Based on the results of this analysis, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform the impairment evaluation using a quantitative assessment based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on economic trends such as interest rates and market conditions, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future. We complete our annual goodwill impairment analyses in the fourth quarter of each period presented using an October 1 measurement date. For the year ended December 31, 2025 we performed our annual quantitative goodwill impairment test for our reporting units, LTC and MYGA. As of such date, we noted that the carrying value of the LTC reporting unit exceeded its estimated fair value, which resulted in recording a $25.5 million charge to fully impair the goodwill associated with the LTC reporting unit. The excess carrying value of the LTC reporting unit was primarily driven by an increase in its net assets resulting from lower recorded long‑term care (LTC) reserves following a change in the accounting basis from IFRS to U.S. GAAP. Under U.S. GAAP, the revised reserving methodology reduced the level of recognized LTC reserves, thereby increasing the carrying value of the reporting unit. Consequently, the carrying value exceeded the estimated fair value as of the measurement date, resulting in the impairment. In contrast, the fair value of MYGA reporting unit exceeded its respective carrying value by 30.6%.
Derivatives
Freestanding derivatives are instruments that Ability has entered into as part of their overall risk management strategies. Such contracts include interest rate swaps to convert floating-rate interest receipts to fixed-rate interest receipts to reduce exposure to interest rate changes. All derivatives are recognized either as a Derivatives asset or Derivatives liability and are presented on a gross basis in the Condensed Consolidated Statements of Financial Position and measured at fair value unless there is a legal right of set-off. Changes in fair value are recorded in AOCI as the swaps are in hedging relationships, with changes in fair value reclassified into Interest income in the same period as the hedged transactions affect earnings. Any interest accruals will flow through earnings as adjustments to Interest income. Ability’s derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. Ability attempts to reduce this risk by limiting its counterparties to major financial institutions with strong credit ratings.
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
Ability issues and reinsures products or purchases investments that contain embedded derivatives. If it determines an embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately, unless the Fair Value Option (“FVO”) is elected on the host contract. Under the FVO, bifurcation of the embedded derivative is not necessary as the entire contract is carried at fair value with all related gains and losses recognized in Net gains (losses) from investment activities in the Condensed Consolidated Statements of Operations. Embedded derivatives are carried at fair value in the Condensed Consolidated Statements of Financial Position in the same line item as the host contract.
Additionally, reinsurance agreements written on a funds withheld or Modco basis contain embedded derivatives. Ability has determined that the obligation to pay the total return on the assets supporting the funds withheld liability represents a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and Modco agreements is computed as the unrealized gain (loss) on the underlying assets and is included within the funds withheld under reinsurance contracts in the Condensed Consolidated Statements of Financial Position.
The change in the fair value of the embedded derivatives is recorded in “Net investment income (loss) on funds withheld” in the Condensed Consolidated Statements of Operations. Ceded earnings from funds withheld liability and changes in the fair value of embedded derivatives are reported in operating activities in the Condensed Consolidated Statements of Cash Flows. Contributions to and withdrawals from funds withheld liability are reported in operating activities in the Condensed Consolidated Statements of Cash Flows.
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
Liabilities for the MYGA investment contracts equal the account value, that is, the amount that accrues to the benefit of the contract or policyholder including credited interest and assessments through the financial statement date. See Note 15. Interest sensitive contract liabilities to the Condensed Consolidated Financial Statements for further information.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer, principal financial officer, and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer, principal financial officer, and principal accounting officer have concluded that these disclosure controls were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. We are not currently party to any material legal proceedings.

Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Repurchases of Equity Securities

The following table sets forth the information regarding the Company’s purchases of its common stock on a monthly basis during the first quarter of 2026.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2026 - January 31, 2026	—	—	—	—
February 1, 2026 - February 28, 2026	1,590,601[1]	$9.43[1]	1,590,601[1]	$10.0 million[2]
March 1, 2026 - March 31, 2026	—	—	—	$10.0 million[2]
Total	1,590,601	$9.43	1,590,601	$10.0 million
_______________
(1)     On February 2, 2026, the Company’s offer to purchase for cash up to $15 million of its shares of common stock, $0.001 par value, at a fixed price of $9.43 per share that was previously announced and commenced on December 29, 2025 (the “Tender Offer”) expired. In accordance with the terms and conditions of the Tender Offer, the Company accepted for payment an aggregate 1,590,601 shares of the Company’s common stock, adjusted to avoid the purchase of fractional shares, at a purchase price of $9.43 per share, for an aggregate cost of approximately $15 million, excluding fees and expenses relating to the Tender Offer. The Company accepted the shares on a pro rata basis. The shares purchased represent approximately 12% of the Company’s common stock issued and outstanding as of February 2, 2026.
(2)     In February 2026, the Company announced that its board of directors had approved a $10.0 million share repurchase program through December 31, 2027 (the “Share Repurchase Program”). Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or by other means in accordance with applicable securities laws and subject to market conditions and other factors. The size and timing of any repurchases will be determined by the Company at its discretion and will depend on factors including, but not limited to, prevailing stock prices, general economic and market conditions, along with other considerations. The program does not obligate the Company to repurchase any specific amount of Common Stock and may be suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).

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
10.1
Transition Services Agreement, dated March 18, 2026, by and between Mount Logan Management, LLC and Willow Asset Management LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 19, 2026).

10.2
Third Amended and Restated Guaranty, dated April 7, 2026, by and between Mount Logan Capital Inc. and the Agent party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 13, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.
+    Furnished herewith. This certification is not deemed filed by the SEC and is not to be incorporated by reference in any filing we make under the Securities Act or the Exchange Act, irrespective of any general incorporation language in any filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mount Logan Capital Inc.

Date: May 14, 2026	By:	/s/ Ted Goldthorpe
Ted Goldthorpe
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Brandon Satoren
Brandon Satoren
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)