Form 10-Q
period 2026-06-30
Mount Logan Capital Inc.
filed 2026-08-11
CIK 2051820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 11, 2026, the registrant had 11,188,768 shares of Common Stock outstanding.

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

Part I - Financial Information
Item 1. Financial Statements

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except per share data)	June 30, 2026	December 31, 2025
ASSETS
Asset Management
Cash and cash equivalents	$4,774	$14,999
Investments (including related party amounts of $23,929 and $25,423 at June 30, 2026 and December 31, 2025, respectively)	24,489	29,298
Intangible assets	9,845	10,961
Other assets (including related party amounts of $5,379 and $5,245 at June 30, 2026 and December 31, 2025, respectively)	12,380	11,165
	51,488	66,423
Insurance Solutions
Cash and cash equivalents	59,863	88,723
Restricted cash	11,640	9,973
Investments (including related party amounts of $18,192 and $20,867 at June 30, 2026 and December 31, 2025, respectively)	953,083	956,808
Derivatives	—	481
Assets of consolidated variable interest entities
Cash and cash equivalents	16,029	30,030
Investments	130,722	120,680
Other assets	865	955
Reinsurance recoverable	271,121	272,918
Intangible assets	2,444	2,444
Deferred acquisition costs	5,468	6,791
Goodwill	30,193	30,193
Other assets	15,983	14,299
	1,497,411	1,534,295
Total assets	$1,548,899	$1,600,718
LIABILITIES
Asset Management
Due to related parties	$13,532	$11,844
Debt obligations	98,059	76,250
Accrued expenses and other liabilities	3,879	9,515
	115,470	97,609
Insurance Solutions
Future policy benefits	756,299	781,881
Interest sensitive contract liabilities	357,062	363,981
Funds held under reinsurance contracts	232,926	237,143
Debt obligations	12,000	17,250
Derivatives	3,477	1,388
Accrued expenses and other liabilities	10,904	10,510
	1,372,668	1,412,153
Total liabilities	$1,488,138	$1,509,762

Commitments and Contingencies (See Note 24)
EQUITY
Common shares, $0.001 par value, 150,000,000 shares authorized, 11,188,768 and 12,786,770 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$11	$13
Warrants	1,426	1,426
Additional paid-in-capital	161,713	177,099
Retained earnings (accumulated deficit)	(131,562)	(120,746)
Accumulated other comprehensive income (loss)	29,173	33,164
Total equity	60,761	90,956
Total liabilities and equity	$1,548,899	$1,600,718
See accompanying notes to the condensed consolidated financial statements (unaudited).

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
REVENUES
Asset Management
Management fees	$1,691	$2,809	$3,330	$6,049
Incentive fees	419	478	813	777
Advisory and transaction fees, net	—	—	66	—
Equity investment earning	153	42	515	324
	2,263	3,329	4,724	7,150
Insurance Solutions
Net premiums	(4,474)	(4,238)	(8,718)	(8,251)
Product charges	168	722	286	1,582
Net investment income	15,269	16,678	31,945	31,629
Net realized and change in unrealized gains (losses) from investment activities	484	3,838	(4,530)	5,310
Net revenues of consolidated variable interest entities	1,997	3,549	1,864	7,182
Net investment income (loss) on funds withheld	(6,935)	(6,826)	(6,321)	(12,576)
Other income	(25)	78	144	154
	6,484	13,801	14,670	25,030
Total revenues	8,747	17,130	19,394	32,180
EXPENSES
Asset Management
Administration and servicing fees	3,305	1,812	6,944	3,049
Transaction costs	(48)	2,753	34	7,298
Compensation and benefits	215	1,836	426	4,216
Amortization and impairment of intangible assets	674	1,889	1,118	2,799
Interest and other credit facility expenses	2,172	1,960	4,177	3,906
General, administrative and other	1,865	1,258	4,873	2,981
	8,183	11,508	17,572	24,249
Insurance Solutions
Net policy benefit and claims (remeasurement gain on policy liabilities of $6,064 and $10,523 and $2,945 and $3,025 for the three and six months ended June 30, 2026 and 2025, respectively)	(4,281)	(1,064)	(6,916)	729
Interest sensitive contract benefits	4,179	3,997	8,468	7,815
Amortization of deferred acquisition costs	703	905	1,411	1,460
Compensation and benefits	—	223	—	467
Interest expense	318	407	718	735
General, administrative and other (including related party amounts of $1,680 and $3,352 and $1,753 and $3,485 for the three and six months ended June 30, 2026 and 2025, respectively)	3,633	3,270	7,894	6,956
	4,552	7,738	11,575	18,162
Total expenses	12,735	19,246	29,147	42,411
Investment and other income (loss) - Asset Management
Net realized and change in unrealized gains (losses) from investment activities	(967)	867	(1,318)	1,708
Dividend income	5	29	65	67
Interest income	301	271	685	539
Other income (loss), net	472	6	646	305
Loss on extinguishment of debt	—	—	(472)	—
Total investment and other income (loss)	(189)	1,173	(394)	2,619
Income (loss) before taxes	(4,177)	(943)	(10,147)	(7,612)
Income tax (expense) benefit — Asset Management	—	9	—	(27)
Net income (loss)	$(4,177)	$(934)	$(10,147)	$(7,639)
Earnings per share
Net income (loss) attributable to common shareholders - Basic and Diluted	$(0.37)	$(0.14)	$(0.88)	$(1.14)
Weighted average shares outstanding – Basic and Diluted	11,188,768	6,789,843	11,490,663	6,683,097

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income (loss)	$(4,177)	$(934)	$(10,147)	$(7,639)
Other comprehensive income (loss), before tax:
Unrealized investment gains (losses) on available-for-sale securities	2,411	(917)	(1,813)	1,687
Unrealized gains (losses) on hedging instruments	(1,685)	1,407	(2,570)	4,735
Remeasurement gains (losses) on future policy benefits and reinsurance recoverable related to discount rate	(2,941)	(2,849)	392	(7,992)
Other comprehensive income (loss), before tax	(2,215)	(2,359)	(3,991)	(1,570)
Income tax expense (benefit) related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	(2,215)	(2,359)	(3,991)	(1,570)
Comprehensive income (loss)	$(6,392)	$(3,293)	$(14,138)	$(9,209)

See accompanying notes to the condensed consolidated financial statements (unaudited).

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands, except for number of shares)

Three and six months ended June 30, 2026	Number of Voting Common Shares	Par Value of Common Shares	Warrants	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Equity
Balance at April 1, 2026	11,188,768	$11	$1,426	$161,663	$(127,052)	$31,388	$67,436
Equity based compensation	—	—	—	79	—	—	79
Common shares repurchased	—	—	—	(29)	—	—	(29)
Shareholder dividends ($0.03 per share)	—	—	—	—	(333)	—	(333)
Net income (loss)	—	—	—	—	(4,177)	—	(4,177)
Other comprehensive income (loss)	—	—	—	—	—	(2,215)	(2,215)
Balance at June 30, 2026	11,188,768	$11	$1,426	$161,713	$(131,562)	$29,173	$60,761
Balance at January 1, 2026	12,786,770	$13	$1,426	$177,099	$(120,746)	$33,164	$90,956
Equity based compensation	(7,401)	—	—	79	—	—	79
Common shares repurchased	(1,590,601)	(2)	—	(15,465)	—	—	(15,467)
Shareholder dividends ($0.06 per share)	—	—	—	—	(669)	—	(669)
Net income (loss)	—	—	—	—	(10,147)	—	(10,147)
Other comprehensive income (loss)	—	—	—	—	—	(3,991)	(3,991)
Balance at June 30, 2026	11,188,768	$11	$1,426	$161,713	$(131,562)	$29,173	$60,761

Three and six months ended June 30, 2025	Number of Voting Common Shares	Par Value of Common Shares	Warrants	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at April 1, 2025	6,789,843	$7	$1,426	$129,190	$(65,383)	$37,830	$103,070
Equity based compensation	—	—	—	341	—	—	341
Shareholder dividends ($0.06 per share)	—	—	—	—	(410)	—	(410)
Net income (loss)	—	—	—	—	(934)	—	(934)
Other comprehensive income (loss)	—	—	—	—	—	(2,359)	(2,359)
Balance at June 30, 2025	6,789,843	$7	$1,426	$129,531	$(66,727)	$35,471	$99,708
Balance at January 1, 2025	6,133,631	$6	$1,426	$123,889	$(58,279)	$37,041	$104,083
Issuance of warrants	637,880	1	—	4,999	—	—	5,000
Equity based compensation	4,101	—	—	719	—	—	719
Restricted Share Units release	14,231	—	—	(76)	—	—	(76)
Shareholder dividends ($0.12 per share)	—	—	—	—	(809)	—	(809)
Net income (loss)	—	—	—	—	(7,639)	—	(7,639)
Other comprehensive income (loss)	—	—	—	—	—	(1,570)	(1,570)
Balance at June 30, 2025	6,789,843	$7	$1,426	$129,531	$(66,727)	$35,471	$99,708
See accompanying notes to the condensed consolidated financial statements (unaudited).

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$(10,147)	$(7,639)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net realized (gains) losses on investments	1,876	1,996
Net realized (gains) losses on foreign currency	—	11
Net change in unrealized (gains) losses on investments	11,995	(7,316)
Net change in unrealized (gains) losses on foreign currency	—	(36)
Change in fair value of debt obligation	—	(1,339)
Payment in-kind interest	498	144
Equity investment earnings	(515)	(324)
Amortization of debt issuance costs	123	251
Amortization of deferred acquisition costs	1,411	1,460
Amortization of intangible assets	1,118	2,799
Net amortization of premiums and accretion of discounts on investments	(241)	177
Equity based compensation	79	643
Increase (decrease) in estimated credit losses	(3,136)	218
Write-off of unamortized debt issuance costs	472	—
(Increase) decrease in operating assets:
Reinsurance recoverable	734	3,623
Change in deferred acquisition costs	(88)	(3,393)
Distributions from equity method investments	1,762	892
Other assets	(1,774)	(1,024)
Other assets of consolidated VIEs	90	(96)
Purchases of investments by consolidated VIEs	(51,579)	(33,952)
Proceeds from sale of investments by consolidated VIEs	37,107	30,932
Increase (decrease) in operating liabilities:
Due to related parties	1,689	3,086
Future policy benefits	(24,127)	(8,903)
Interest sensitive contract liabilities	8,468	7,815
Funds held under reinsurance contracts	(4,217)	(2,637)
Accrued expenses and other liabilities	(3,114)	5,619
Net cash used in operating activities	$(31,516)	$(6,993)

Investing Activities
Purchases of investments	(191,006)	(130,680)
Proceeds from sales and repayments of investments	188,588	147,725
Net cash provided by (used in) investing activities	$(2,418)	$17,045

Financing Activities
Shareholder dividends	(669)	(809)
Repurchase of common shares	(15,467)	—
Proceeds from borrowings of asset management business	45,597	—
Repayments of borrowings of asset management business	(24,000)	(768)
Financing costs paid and deferred	(2,309)	—
Proceeds from borrowings of insurance business	—	3,000
Repayments of borrowings of insurance business	(5,250)	—
Deposits on investment-type policies and contracts	—	42,996
Withdrawals on investment-type policies and contracts	(15,387)	(22,403)
Net cash provided by (used in) financing activities	$(17,485)	$22,016
Effects of exchange rate changes on cash and restricted cash

Net increase (decrease) in cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs	(51,419)	32,068

	Six months ended June 30,
(in thousands)	2026	2025
Cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs, beginning of the period	143,725	101,704
Cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs, end of period	$92,306	$133,772

Cash, cash equivalents, restricted cash and cash and cash equivalents of consolidated VIEs
Asset Management
Cash and cash equivalents	4,774	2,748
Total Asset Management	4,774	2,748
Insurance Solutions
Cash and cash equivalents	59,863	97,533
Restricted cash	11,640	11,258
Cash and cash equivalents of consolidated VIEs	16,029	22,233
Total Insurance Solutions	87,532	131,024
Total cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs	$92,306	$133,772

Supplemental disclosures of cash flow information
Interest received	39,128	44,178
Interest paid	4,228	3,431
Dividends received	318	742
Income taxes paid	64	243

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common shares for vested Restricted Share Units	—	209
Issuance of common shares for investment purchases	—	5,000
Issuance of common shares for share based compensation	—	45
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

The Condensed Consolidated Financial Statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s Condensed Consolidated Financial Statements for the periods presented. During the second quarter of 2026, the Company recorded an out-of-period adjustment to reduce net investment income, other assets and investments in the amount of $1.1 million, $1.0 million and $0.1 million, respectively, to correct income previously recorded for certain insurance segment related securities. The

Company concluded that the correction was not material to the current-period financial statements, including the three and six month periods ended June 30, 2026, or to any previously issued financial statements.
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
For a summary of our significant accounting policies, see Note 2. Summary of significant accounting policies included in our Annual report on Form 10-K for the year ended December 31, 2025. During the three and six months ended June 30, 2026, there were no material updates to our significant accounting policies.

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

Number of hypothetical Legacy Mount Logan shares issued to TURN shareholders	23,886,447
Legacy Mount Logan market price per share as of September 12, 2025	$1.95
Purchase price determination of hypothetical Legacy Mount Logan shares issued to TURN shareholders	$46,579
Other deal adjustments for expenses incurred	233
Purchase price consideration	$46,812

Note 4. Net realized and change in unrealized gains (losses) from investment activities
The table below summarizes the net realized and change in unrealized gains (losses) from investment activities:

For the three months ended June 30,	2026				2025
	Net realized gains (losses)	Net unrealized gains (losses)	Credit releases (losses)	Total	Net realized gains (losses)	Net unrealized gains (losses)	Credit releases (losses)	Total
Asset Management
Equity securities	$—	$(1,072)	$—	$(1,072)	$22	$474	$—	$496
Other invested assets[1]	—	105	—	105	—	—	—	—
Debt obligation	—	—	—	—	—	371	—	371
Net realized and change in unrealized gains (losses) from investment activities — Asset Management	$—	$(967)	$—	$(967)	$22	$845	$—	$867

Insurance Solutions
Debt securities:
U.S. state, territories and municipalities	$—	$(2)	$—	$(2)	$—	$5	$—	$5
Other government and agency	—	65	—	65	—	(1)	—	(1)
Corporate	(395)	1,991	—	1,596	(1,057)	1,049	—	(8)
Asset and mortgage- backed securities	1	1,042	—	1,043	(94)	(299)	—	(393)
Corporate loans	5	(598)	—	(593)	(2)	637	—	635
Mortgage loans	—	—	(1,432)	(1,432)	—	—	(296)	(296)
Equity securities	—	(79)	—	(79)	—	8	—	8
Other invested assets	—	(142)	28	(114)	(755)	4,607	36	3,888
Net realized and change in unrealized gains (losses) from investment activities — Insurance Solutions	$(389)	$2,277	$(1,404)	$484	$(1,908)	$6,006	$(260)	$3,838
Investments of consolidated VIEs	59	(1,269)	—	(1,210)	177	(464)	—	(287)
Net realized and change in unrealized gains (losses) from investment activities — Insurance Solutions including consolidated VIEs	$(330)	$1,008	$(1,404)	$(726)	$(1,731)	$5,542	$(260)	$3,551
_______________
(1) Includes $0.1 million of unrealized gains on purchase receivables that are presented in other assets on the condensed consolidated statements of financial position. Refer to Note 17. Other assets and Accrued expenses and other liabilities for further detail.

For the six months ended June 30,	2026				2025
	Net realized gains (losses)	Net unrealized gains (losses)	Credit releases (losses)	Total	Net realized gains (losses)	Net unrealized gains (losses)	Credit releases (losses)	Total
Asset Management
Corporate loan	$—	$—	$5	$5	$—	$—	$—	$—
Equity securities	367	(1,791)	—	(1,424)	81	288	—	369
Derivatives	—	(2)	—	(2)	—	—	—	—
Other invested assets[1]	—	103	—	103	—	—	—	—
Debt obligations	—	—	—	—	—	1,339	—	1,339
Net realized and change in unrealized gains (losses) from investment activities — Asset Management	$367	$(1,690)	$5	$(1,318)	$81	$1,627	$—	$1,708

Insurance Solutions
Debt securities:
U.S. state, territories and municipalities	$(5)	$(17)	$—	$(22)	$(4)	$62	$—	$58
Other government and agency	—	37	—	37	—	(2)	—	(2)
Corporate	(363)	(413)	—	(776)	(1,068)	2,236	—	1,168
Asset and mortgage- backed securities	(209)	(1,137)	—	(1,346)	(252)	(184)	—	(436)
Corporate loans	5	(998)	—	(993)	—	1,426	—	1,426
Mortgage loans	(4,621)	—	2,972	(1,649)	—	—	(284)	(284)
Equity securities	3,597	(3,384)	—	213	(246)	98	—	(148)
Other invested assets	—	(153)	159	6	(755)	4,217	66	3,528
Net realized and change in unrealized gains (losses) from investment activities — Insurance Solutions	$(1,596)	$(6,065)	$3,131	$(4,530)	$(2,325)	$7,853	$(218)	$5,310
Investments of consolidated VIEs	(647)	(4,240)	—	(4,887)	237	(789)	—	(552)
Net realized and change in unrealized gains (losses) from investment activities — Insurance Solutions including consolidated VIEs	$(2,243)	$(10,305)	$3,131	$(9,417)	$(2,088)	$7,064	$(218)	$4,758
_______________
(1) Includes $0.1 million of unrealized gains on purchase receivables that are presented in other assets on the condensed consolidated statements of financial position. Refer to Note 17. Other assets and Accrued expenses and other liabilities for further detail.

Note 5. Net investment income
Net investment income for the Insurance Solutions segment is comprised primarily of Interest income and Dividend income from common and preferred stock. The table below summarizes Net investment income:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Debt securities	$10,285	$9,571	$21,269	$22,605
Corporate loans	2,274	(2,481)	5,391	(782)
Derivative income (expense)	(32)	7,216	(90)	6,780
Mortgage loans	3,197	1,908	5,787	4,734
Equity securities	103	217	244	393
Other	217	277	1,098	737
Gross investment income:	$16,044	$16,708	$33,699	$34,467
Less:
Investment expenses	(775)	(30)	(1,754)	(2,838)
Net investment income	$15,269	$16,678	$31,945	$31,629

Investment income of consolidated VIEs	3,207	3,836	6,751	7,734
Net investment income — Insurance Solutions, including consolidated VIEs	$18,476	$20,514	$38,696	$39,363

Note 6. Investments
The following table outlines the carrying value of the Company’s investments:

As of	June 30, 2026	December 31, 2025
Asset Management
Corporate loans	$13,291	$13,287
Equity securities	6,857	10,409
Equity method	4,270	5,517
Derivatives	—	13
Other invested assets	71	72
Total investments - Asset Management	$24,489	$29,298

Insurance Solutions
Debt securities	$608,304	$632,038
Corporate loans	126,175	124,067
Mortgage loans	183,676	162,566
Equity securities	4,465	15,053
Other invested assets	30,463	23,084
Total investments - Insurance Solutions	$953,083	$956,808
Corporate loans of consolidated VIEs	129,606	119,731
Equity securities of consolidated VIEs	1,116	949
Total investments - Insurance Solutions, including consolidated VIEs	1,083,805	1,077,488
Total investments	$1,108,294	$1,106,786

Financial assets
The following tables summarize the measurement categories of financial assets held by the Company as of June 30, 2026, and December 31, 2025:

As of June 30, 2026	Fair value	Amortized cost	Fair value option	Total
Financial assets
Asset Management
Corporate loans	$—	$13,291	$—	$13,291
Equity securities	6,857	—	—	6,857
Other invested assets	71	—	—	71
Total financial assets — Asset Management¹	$6,928	$13,291	$—	$20,219

Insurance Solutions
Debt securities:
U.S. government and agency	$9,833	$—	$—	$9,833
U.S. state, territories and municipalities	3,313	—	1,887	5,200
Other government and agency	—	—	2,507	2,507
Corporate	169,892	—	101,229	271,121
Asset and mortgage-backed securities	205,610	—	114,033	319,643
Corporate loans	—	—	126,175	126,175
Mortgage loans	—	183,676	—	183,676
Equity securities	4,465	—	—	4,465
Other invested assets²	13,874	15,444	1,145	30,463
Total financial assets — Insurance Solutions	$406,987	$199,120	$346,976	$953,083
Corporate loans of consolidated VIEs	—	—	129,606	129,606
Equity securities of consolidated VIEs	1,116	—	—	1,116
Total financial assets — Insurance Solutions, including consolidated VIEs	408,103	199,120	476,582	1,083,805
Total financial assets	$415,031	$212,411	$476,582	$1,104,024

_______________
(1)The MLC US Holdings Credit Facility (as hereinafter defined) is collateralized by assets held by MLC US Holdings, including assets totaling $29.1 million as of June 30, 2026.
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

As of June 30, 2026	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value[1]
Insurance Solutions
Debt securities:
U.S. government and agency	$10,231	$12	$(410)	$9,833
U.S. state, territories and municipalities	4,067	—	(754)	3,313
Corporate	182,719	1,069	(13,896)	169,892
Asset and mortgage-backed securities	206,144	5,546	(6,080)	205,610
Other invested assets	5,441	—	(2,658)	2,783
Total AFS — Insurance Solutions	$408,602	$6,627	$(23,798)	$391,431

As of December 31, 2025	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value[1]
Financial assets
Insurance Solutions
Debt securities:
U.S. government and agency	$10,623	$75	$(350)	$10,348
U.S. state, territories and municipalities	4,154	—	(714)	3,440
Corporate	177,997	1,429	(12,733)	166,693
Asset and mortgage-backed securities	222,766	3,130	(4,372)	221,524
Other invested assets	5,439	1	(1,824)	3,616
Total AFS — Insurance Solutions	$420,979	$4,635	$(19,993)	$405,621
_______________
(1)There is no allowance for credit losses for AFS investments as of June 30, 2026 and December 31, 2025.
The maturity distribution for AFS securities is as follows:

	As of June 30, 2026
	Cost or amortized cost	Fair value
Due in one year or less	$7,689	$7,744
Due after one year through five years	114,339	113,019
Due after five years through ten years	122,435	117,432
Due after ten years	164,139	153,236
Total AFS securities	$408,602	$391,431
Actual maturities can differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The following table provides information about AFS securities for which an allowance for credit losses has not been recorded, aggregated by asset category and length of time the securities have been continuously in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of June 30, 2026	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Insurance Solutions
Debt securities:
U.S. government and agency	$2,752	$(81)	$4,729	$(329)	$7,481	$(410)
U.S. state, territories and municipalities	—	—	3,313	(754)	3,313	(754)
Corporate	67,423	(1,556)	45,762	(12,340)	113,185	(13,896)
Asset and mortgage-backed securities	64,578	(1,323)	36,650	(4,757)	101,228	(6,080)
Other invested assets	50	(2)	2,732	(2,656)	2,782	(2,658)
Total AFS securities in a continuous loss position	$134,803	$(2,962)	$93,186	$(20,836)	$227,989	$(23,798)

	Less than 12 months		12 months or more		Total
As of December 31, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Insurance Solutions
Debt securities:
U.S. government and agency	$778	$(40)	$5,172	$(310)	$5,950	$(350)
U.S. state, territories and municipalities	—	—	3,440	(714)	3,440	(714)
Corporate	36,752	(370)	48,113	(12,362)	84,865	(12,732)
Asset and mortgage-backed securities	23,755	(240)	53,666	(4,133)	77,421	(4,373)
Other invested assets	—	—	3,565	(1,824)	3,565	(1,824)
Total AFS securities in a continuous loss position	$61,285	$(650)	$113,956	$(19,343)	$175,241	$(19,993)
Unrealized gains and losses can arise from changes in interest rates or other factors, including changes in credit spreads. The Company had gross unrealized losses on investment grade AFS securities of $4.8 million and $4.0 million as of June 30, 2026 and December 31, 2025, respectively. The single largest unrealized loss on AFS securities was $1.7 million and $1.2 million as of June 30, 2026 and December 31, 2025, respectively. The Company had 248 and 313 positions in an unrealized loss position as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, AFS securities in an unrealized loss position for 12 months or more consisted of 173 and 207 debt securities, respectively. These debt securities primarily relate to Corporate and U.S. state, municipal and political subdivisions securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these debt securities since the Company neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data, and industry analyst reports.
Mortgage and corporate loans carried at amortized cost
Mortgage and corporate loans consist of the following:

	June 30, 2026	December 31, 2025
Asset Management
Corporate loans	$13,586	$13,586
Total corporate loans	13,586	13,586
Allowance for credit losses	(295)	(299)
Total corporate loans, net of allowance for credit losses	$13,291	$13,287

Insurance Solutions
Commercial real estate mortgage loans	$75,863	$65,070
Multi-family mortgage loans	113,325	107,532
Other invested assets - corporate loans	17,782	18,043
Total mortgage and corporate loans	$206,970	$190,645
Allowance for credit losses	(7,850)	(10,982)
Total mortgage and other invested assets - corporate loans, net of allowance for credit losses	$199,120	$179,663

The maturity distribution for commercial real estate, multi-family mortgage loans and corporate loans were as follows as of June 30, 2026:

Asset Management	Corporate loans
Remainder of 2026	$—
2027	—
2028	—
2029	—
2030	—
2031 and thereafter	13,586
Total	$13,586

Insurance Solutions	Commercial real estate mortgage loans	Multi-family mortgage loans	Other invested assets - corporate loans	Total loans
Remainder of 2026	$26,655	$35,994	$—	$62,649
2027	44,417	38,787	—	83,204
2028	4,791	38,544	—	43,335
2029	—	—	—	—
2030	—	—	—	—
2031 and thereafter	—	—	17,782	17,782
Total	$75,863	$113,325	$17,782	$206,970
Actual maturities could differ from contractual maturities, because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.
The carrying value by credit risk and loan type were as follows:

Asset Management
Loans – carrying value by credit risk	June 30, 2026		December 31, 2025
Level 1	$13,586	100%	$13,586	100%
Level 2	—	—%	—	—%
Level 3	—	—%	—	—%
Level 4	—	—%	—	—%
Level 5	—	—%	—	—%
Total by credit risk	$13,586	100%	$13,586	100%

Asset Management
Loans – carrying value by loan type	June 30, 2026		December 31, 2025
Corporate loans	$13,586	100%	$13,586	100%
Total by loan type	$13,586	100%	$13,586	100%

Insurance Solutions
Loans – carrying value by credit risk	June 30, 2026		December 31, 2025
Level 1	$16,230	7.8%	$18,043	9.5%
Level 2	155,991	75.4%	107,259	56.3%
Level 3	4,104	2.0%	8,120	4.3%
Level 4	—	—%	—	—%
Level 5	30,645	14.8%	57,223	30.0%
Total by credit risk	$206,970	100%	$190,645	100%

Insurance Solutions
Loans – carrying value by loan type	June 30, 2026		December 31, 2025
Commercial real estate mortgage loans	$75,863	36.7%	$65,070	34.1%
Multi-family mortgage loans	113,325	54.7%	107,532	56.4%
Other invested assets - corporate loans	17,782	8.6%	18,043	9.5%
Total by loan type	$206,970	100%	$190,645	100%
The following tables summarizes the activity related to the allowance for credit losses for the three and six months ended June 30, 2026 and 2025:

Asset Management	Corporate loans	Total loans
Balance, March 31, 2026	$295	$295
Charge-offs	—	—
Recoveries	—	—
Provision for credit losses	—	—
Balance, June 30, 2026	$295	$295

Asset Management	Corporate loans	Total loans
Balance, December 31, 2025	$299	$299
Charge-offs	—	—
Recoveries	—	—
Provision for credit losses	(4)	(4)
Balance, June 30, 2026	$295	$295

Insurance Solutions	Commercial real estate mortgage loans	Multi-family mortgage loans	Corporate loans	Total loans
Balance, March 31, 2026	$953	$4,676	$815	$6,444
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	93	1,335	(22)	1,406
Balance, June 30, 2026	$1,046	$6,011	$793	$7,850

Insurance Solutions	Commercial real estate mortgage loans	Multi-family mortgage loans	Corporate loans	Total loans
Balance, December 31, 2025	$2,355	$7,681	$946	$10,982
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	(1,309)	(1,670)	(153)	(3,132)
Balance, June 30, 2026	$1,046	$6,011	$793	$7,850

Asset Management	Corporate loans	Total loans
Balance, March 31, 2025	$299	$299
Charge-offs	—	—
Recoveries	—	—
Provision for credit losses	—	—
Balance, June 30, 2025	$299	$299

Asset Management	Corporate loans	Total loans
Balance, December 31, 2024	$299	$299
Charge-offs	—	—
Recoveries	—	—
Provision for credit losses	—	—
Balance, June 30, 2025	$299	$299

Insurance Solutions	Commercial real estate mortgage loans	Multi-family mortgage loans	Corporate loans	Total loans
Balance, March 31, 2025	$2,616	$3,349	$1,048	$7,013
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	1	252	(36)	217
Balance, June 30, 2025	$2,617	$3,601	$1,012	$7,230

Insurance Solutions	Commercial real estate mortgage loans	Multi-family mortgage loans	Corporate loans	Total loans
Balance, December 31, 2024	$2,615	$3,360	$1,078	$7,053
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	2	241	(66)	177
Balance, June 30, 2025	$2,617	$3,601	$1,012	$7,230
The following tables present an analysis of past-due loans:

	June 30, 2026
Asset Management	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due	Nonaccrual loans	Current loans	Total loans
Corporate loans	$—	$—	$—	$—	$13,586	$13,586
Total corporate loans	$—	$—	$—	$—	$13,586	$13,586

	June 30, 2026
Insurance Solutions	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due	Nonaccrual loans	Current loans	Total loans
Commercial real estate mortgage loans	$—	$—	$—	$10,475	$65,388	$75,863
Multi-family mortgage loans	—	—	—	20,170	93,155	113,325
Other invested assets - corporate loans	—	—	—	—	17,782	17,782
Total mortgage and other invested assets - corporate loans	$—	$—	$—	$30,645	$176,325	$206,970

	December 31, 2025
Asset Management	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due	Nonaccrual loans	Current loans	Total loans
Corporate loans	$—	$—	$—	$—	$13,586	$13,586
Total corporate loans	$—	$—	$—	$—	$13,586	$13,586

	December 31, 2025
Insurance Solutions	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due	Nonaccrual loans	Current loans	Total loans
Commercial real estate mortgage loans	$—	$—	$—	$20,642	$44,428	$65,070
Multi-family mortgage loans	—	—	—	41,063	66,469	107,532
Other invested assets - corporate loans	—	—	—	—	18,043	18,043
Total mortgage and other invested assets - corporate loans	$—	$—	$—	$61,705	$128,940	$190,645
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
The following represents total nonaccrual loans:

	June 30, 2026
Insurance Solutions	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans
Commercial real estate mortgage loans	$—	$10,475	$10,475
Multi-family mortgage loans	—	20,170	20,170
Total loans	$—	$30,645	$30,645

	December 31, 2025
Insurance Solutions	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans
Commercial real estate mortgage loans	$3,447	$17,195	$20,642
Multi-family mortgage loans	—	41,063	41,063
Total loans	$3,447	$58,258	$61,705
There were no accrued interest receivables written off for the three and six months ended June 30, 2026 and 2025.

The following table represents the portfolio of mortgage and corporate loans by origination year as of June 30, 2026 and December 31, 2025:

Performance status as of June 30, 2026	2026	2025	2024	2023	2022	Prior	Total
Asset Management
Corporate loans
Level 1	$—	$—	$—	$—	$—	$13,586	$13,586
Level 2	—	—	—	—	—	—	—
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	—	—
Total corporate loans	$—	$—	$—	$—	$—	$13,586	$13,586

Insurance Solutions
Commercial real estate loans
Level 1	$—	$—	$—	$—	$—	$—	$—
Level 2	5,461	7,354	9,760	17,510	21,844	3,460	65,389
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	1,914	8,560	10,474
Total commercial real estate loans	5,461	7,354	9,760	17,510	23,758	12,020	75,863
Multi-family loans
Level 1	—	—	—	—	—	—	—
Level 2	28,882	28,424	27,644	4,100	—	—	89,050
Level 3	—	4,105	—	—	—	—	4,105
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	20,170	20,170
Total multi-family loans	28,882	32,529	27,644	4,100	—	20,170	113,325
Other invested assets - corporate loans
Level 1	95	199	43	533	66	15,295	16,231
Level 2	1,551	—	—	—	—	—	1,551
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	—	—
Total other invested assets - corporate loans	1,646	199	43	533	66	15,295	17,782
Total mortgage and corporate loans	$35,989	$40,082	$37,447	$22,143	$23,824	$47,485	$206,970

Performance status as of December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Asset Management
Corporate loans
Level 1	$—	$—	$—	$—	$—	$13,586	$13,586
Level 2	—	—	—	—	—	—	—
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	—	—
Total corporate loans	$—	$—	$—	$—	$—	$13,586	$13,586

Insurance Solutions
Commercial real estate loans
Level 1	$—	$—	$—	$—	$—	$—	$—
Level 2	7,354	5,220	17,554	10,840	3,460	—	44,428
Level 3	—	—	—	—	4,482	—	4,482
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	1,914	10,799	3,447	16,160
Total commercial real estate loans	7,354	5,220	17,554	12,754	18,741	3,447	65,070
Multi-family loans
Level 1	—	—	—	—	—	—	—
Level 2	21,586	33,614	7,631	—	—	—	62,831
Level 3	3,638	—	—	—	—	—	3,638
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	9,487	19,107	12,469	41,063
Total multi-family loans	25,224	33,614	7,631	9,487	19,107	12,469	107,532
Other invested assets - corporate loans
Level 1	223	48	596	74	17,102	—	18,043
Level 2	—	—	—	—	—	—	—
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	—	—
Total other invested assets - corporate loans	223	48	596	74	17,102	—	18,043
Total mortgage and corporate loans	$32,801	$38,882	$25,781	$22,315	$54,950	$15,916	$190,645
The following represents the carrying value of collateral-dependent loans of the Company as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Commercial real estate mortgage loans	$4,079	$14,246
Multi-family mortgage loans	19,060	36,894
Total Loans	$23,139	$51,140
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included under the line item entitled “Accrued expenses and other liabilities” on the Condensed Consolidated Statements of Financial Position. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The unfunded off-balance sheet credit line commitments for corporate loans accounted for as held for investments (“HFI”) was $1.4 million for Asset Management and $5.7 million for Insurance Solutions as of June 30, 2026 (December 31, 2025: $1.4 million and $4.3 million, for Asset Management and Insurance Solutions, respectively).

The liability for credit losses on off-balance sheet credit exposures for these loans included in Accrued expenses and other liabilities was less than $0.1 million for both Asset Management and Insurance Solutions as of both June 30, 2026 and December 31, 2025. Refer to Note 24. Commitments and contingencies for additional information of the Company’s investment commitments.

Note 7. Derivatives
The Company uses derivative instruments to manage interest rate risk. See Note 9. Fair value measurements for information about the fair value hierarchy for derivatives.
The following table presents the notional amount and fair value of freestanding derivative instruments:

	June 30, 2026			December 31, 2025
	Notional amount	Assets	Liabilities	Notional amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$187,000	$—	$3,477	$187,000	$481	$1,388
Derivatives designated as hedges
Cash flow hedges
The Company uses interest rate swaps to convert floating-rate interest receipts on its loan portfolio to fixed-rate interest receipts to reduce exposure to interest rate changes. The interest rate swaps will expire by October 2036. During the three and six months ended June 30, 2026 and June 30, 2025, the Company reported losses of $1.7 million and $2.6 million and gains of $1.4 million and $4.7 million in Other Comprehensive Income (“OCI”) associated with these hedges, respectively. There were no amounts deemed ineffective during the three and six months ended June 30, 2026 and June 30, 2025. As of June 30, 2026 and June 30, 2025, $0.6 million and $0.4 million is expected to be reclassified into income as part of earnings within the next 12 months, respectively.
Embedded derivatives
The Company has embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance agreements structured on a modified coinsurance (“Modco”) or funds withheld basis. The fair value of the embedded derivative liability is $31.9 million and $29.7 million as of June 30, 2026 and December 31, 2025, respectively.
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
There is no difference between the current presentation of the fair value of the interest rate swaps and the presentation of fair value of the interest rate swaps after the application of any right of offset, as of June 30, 2026.
Note 8. Variable interest entities
Consolidated variable interest entities (“VIEs”) include collateralized loan obligations (“CLOs”) managed by the Company. The assets of consolidated VIEs are not available to creditors of the Company, and the investors in these consolidated VIEs have no recourse against the assets of the Company.

Revenues of consolidated VIEs - Insurance Solutions
The following summarizes the Condensed Consolidated Statements of Operations activity of the consolidated VIEs:

For the three months ended June 30,	2026	2025
Investment income	$3,618	$4,075
Investment expense	(411)	(239)
Net investment income	3,207	3,836
Unrealized gain/(loss) on investments	(1,269)	(464)
Realized gain/(loss) on investments	59	177
Net realized and change in unrealized gains (losses) from investment activities	(1,210)	(287)
Net revenues of consolidated variable interest entities	$1,997	$3,549

For the six months ended June 30,	2026	2025
Investment income	$7,365	$8,109
Investment expense	(614)	(375)
Net investment income	6,751	7,734
Unrealized gain/(loss) on investments	(4,240)	(789)
Realized gain/(loss) on investments	(647)	237
Net realized and change in unrealized gains (losses) from investment activities	(4,887)	(552)
Net revenues of consolidated variable interest entities	$1,864	$7,182
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

	June 30, 2026		December 31, 2025
	Carrying amount	Maximum exposure to loss	Carrying amount	Maximum Exposure to Loss
Asset Management
Variable interests in related parties	$27,258	$28,672	$28,209	$29,622
Total Asset Management	$27,258	$28,672	$28,209	$29,622

Insurance Solutions
Variable interests	$15,419	$15,419	$17,097	$17,097
Variable interests in related parties	13,697	13,697	15,355	15,355
Total Insurance Solutions	$29,116	$29,116	$32,452	$32,452

Total	$56,374	$57,788	$60,661	$62,074
Note 9. Fair value measurements
The following tables summarize the valuation of assets and liabilities measured at fair value by fair value hierarchy. Investments classified as Equity Method for which the Fair Value Option (“FVO”) has not been elected have been excluded from the table below.

	Fair Value Measurements
June 30, 2026	Level 1	Level 2	Level 3	NAV	Total
Financial assets
Asset Management
Equity securities	$620	$—	$6,237	$—	$6,857
Derivatives	—	—	—	—	—
Other invested assets	—	—	71	—	71
Total financial assets — Asset Management	620	—	6,308	—	6,928
Insurance Solutions
Debt securities:
U.S. government and agency	—	9,833	—	—	9,833
U.S. state, territories and municipalities	—	5,200	—	—	5,200
Other government and agency	—	2,507	—	—	2,507
Corporate	—	261,120	10,001	—	271,121
Asset and mortgage-backed securities	—	279,270	40,373	—	319,643
Corporate loans	—	17,639	108,536	—	126,175
Equity securities	138	2,226	301	1,800	4,465
Other invested assets	—	9,995	4,749	275	15,019
Total financial assets — Insurance Solutions	138	587,790	163,960	2,075	753,963
Corporate loans of consolidated VIEs	—	—	129,606	—	129,606
Equity of consolidated VIEs	—	—	1,116	—	1,116
Total financial assets including consolidated VIEs	138	587,790	294,682	2,075	884,685
Derivatives	—	—	—	—	—
Total financial assets	$758	$587,790	$300,990	$2,075	$891,613

Financial liabilities
Insurance Solutions
Ceded reinsurance - embedded derivative	—	31,949	—	—	31,949
Interest rate swaps	—	3,477	—	—	3,477
Total financial liabilities — Insurance Solutions	—	35,426	—	—	35,426
Total financial liabilities	$—	$35,426	$—	$—	$35,426

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	NAV	Total
Financial assets
Asset Management
Equity securities	$3,834	$91	$6,484	$—	$10,409
Derivatives	—	—	13	—	13
Other invested assets	—	—	72	—	72
Total financial assets — Asset Management	3,834	91	6,569	—	10,494
Insurance Solutions
Debt securities:
U.S. government and agency	—	10,348	—	—	10,348
U.S. state, territories and municipalities	—	5,354	—	—	5,354
Other government and agency	—	2,475	—	—	2,475
Corporate	—	261,039	10,149	—	271,188
Asset and mortgage-backed securities	—	323,246	19,427	—	342,673
Corporate loans	—	7,499	116,568	—	124,067
Equity securities	7,644	2,246	3,240	1,923	15,053
Other invested assets	—	51	5,637	299	5,987
Total financial assets — Insurance Solutions	7,644	612,258	155,021	2,222	777,145
Corporate loans of consolidated VIEs	—	—	119,731	—	119,731
Equity securities of consolidated VIEs	—	—	949	—	949
Total financial assets including consolidated VIEs	7,644	612,258	275,701	2,222	897,825
Derivatives	—	481	—	—	481
Total financial assets	$11,478	$612,830	$282,270	$2,222	$908,800

Financial liabilities
Insurance Solutions
Ceded reinsurance - embedded derivative	—	29,650	—	—	29,650
Interest rate swaps	—	1,388	—	—	1,388
Total financial liabilities — Insurance Solutions	—	31,038	—	—	31,038
Total financial liabilities	$—	$31,038	$—	$—	$31,038
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

Transfers between level 1 and level 2
The Company records transfers of assets between Level 1 and Level 2 at their fair values at the end of each reporting period. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. During the three and six months ended June 30, 2026 and June 30, 2025, there were no assets transferred between Level 1 and Level 2.

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

The following tables summarize changes in the Company’s investment portfolio measured and reporting at fair value for which Level 3 inputs were used in determining fair value:

					Net Change in Unrealized Appreciation (Depreciation)
										Change in unrealized gains (losses) included in income on Level 3 assets and liabilities still held	Change in unrealized gains (losses) included in OCI on Level 3 assets and liabilities still held
		Purchases	Sales and repayments	Net realized gain (loss)	Included in income	Included in OCI	Transfer in ¹	Transfer out ¹
Three months ended June 30, 2026	Beginning Balance								Ending Balance
Financial assets
Asset Management
Equity securities	$6,640	$—	$—	$—	$(403)	$—	$—	$—	$6,237	$(403)	$—
Other invested assets	71	—	—	—	—	—	—	—	71	—	—
Total assets — Asset Management	6,711	—	—	—	(403)	—	—	—	6,308	(403)	—
Insurance Solutions
Debt securities:
Corporate	15,208	—	—	—	—	(207)	—	(5,000)	10,001	—	(207)
Asset and mortgage-backed securities	41,281	19	(2,826)	15	95	1,789	—	—	40,373	—	1,789
Corporate loans	121,958	653	(14,015)	—	(60)	—	—	—	108,536	(78)	—
Equity securities	3,319	—	(3,001)	—	(17)	—	—	—	301	(17)	—
Other invested assets	5,143	7	(5)	—	(138)	(258)	—	—	4,749	(139)	(258)
Total assets — Insurance Solutions	186,909	679	(19,847)	15	(120)	1,324	—	(5,000)	163,960	(234)	1,324
Corporate loans of consolidated VIEs	129,171	16,173	(14,828)	59	(969)	—	—	—	129,606	(1,208)	—
Equity securities of consolidated VIEs	1,139	38	—	—	(61)	—	—	—	1,116	(61)	—
Total financial assets including consolidated VIEs - Insurance Solutions	317,219	16,890	(34,675)	74	(1,150)	1,324	—	(5,000)	294,682	(1,503)	1,324
Total financial assets	$323,930	$16,890	$(34,675)	$74	$(1,553)	$1,324	$—	$(5,000)	$300,990	$(1,906)	$1,324

					Net Change in Unrealized Appreciation (Depreciation)
										Change in unrealized gains (losses) included in income on Level 3 assets and liabilities still held	Change in unrealized gains (losses) included in OCI on Level 3 assets and liabilities still held
		Purchases	Sales and repayments	Net realized gain (loss)	Included in income	Included in OCI	Transfer in ¹	Transfer out ¹
Six months ended June 30, 2026	Beginning Balance								Ending Balance
Financial assets
Asset Management
Equity securities	$6,484	$—	$—	$—	$(247)	$—	$—	$—	$6,237	$(247)	$—
Derivatives	13	—	(14)	3	(2)	—	—	—	—	—	—
Other invested assets	72	—	—	—	(1)	—	—	—	71	(1)	—
Total assets — Asset Management	6,569	—	(14)	3	(250)	—	—	—	6,308	(248)	—
Insurance Solutions
Debt securities:
Corporate	10,149	—	—	—	—	(148)	5,000	(5,000)	10,001	—	(148)
Asset and mortgage-backed securities	19,427	19	(3,038)	15	91	3,587	20,272	—	40,373	—	3,587
Corporate loans	116,568	1,442	(16,540)	—	(434)	—	7,500	—	108,536	(478)	—
Equity securities	3,240	—	(3,001)	—	62	—	—	—	301	62	—
Other invested assets	5,637	45	(6)	—	(145)	(834)	52	—	4,749	(144)	(834)
Total assets — Insurance Solutions	155,021	1,506	(22,585)	15	(426)	2,605	32,824	(5,000)	163,960	(560)	2,605
Corporate loans of consolidated VIEs	119,731	51,049	(37,107)	(647)	(3,420)	—	—	—	129,606	(3,877)	—
Equity securities of consolidated VIEs	949	530	—	—	(363)	—	—	—	1,116	(363)	—
Total financial assets including consolidated VIEs - Insurance Solutions	275,701	53,085	(59,692)	(632)	(4,209)	2,605	32,824	(5,000)	294,682	(4,800)	2,605
Total financial assets	$282,270	$53,085	$(59,706)	$(629)	$(4,459)	$2,605	$32,824	$(5,000)	$300,990	$(5,048)	$2,605
_______________
(1)Transfers into Level 3 are due to decrease in the quantity and reliability of broker quotes obtained. Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained. Transfers are assumed to have occurred at the end of the period.

					Net Change in Unrealized Appreciation (Depreciation)
											Change in unrealized gains (losses) included in income on Level 3 assets and liabilities still held	Change in unrealized gains (losses) included in OCI on Level 3 assets and liabilities still held
		Purchases	Sales and repayments	Net realized gain (loss)	Included in income	Included in OCI	Transfer in ¹	Transfer out ¹	Change in consolidation
Three months ended June 30, 2025	Beginning Balance									Ending Balance
Financial assets
Asset Management
Equity securities	$5,372	$—	$(19)	$—	$496	$—	$—	$—	$—	$5,849	$460	$—
Total assets — Asset Management	5,372	—	(19)	—	496	—	—	—	—	5,849	460	—
Insurance Solutions
Debt securities:
Corporate	5,039	—	—	—	—	28	—	—	—	5,067	—	28
Asset and mortgage-backed securities	15,323	—	(302)	—	—	92	—	—	—	15,113	—	92
Corporate loans	117,525	14,291	(3,729)	—	653	1	6,000	—	—	134,741	647	—
Equity securities	2,931	—	—	—	69	—	—	—	—	3,000	69	—
Other invested assets	4,006	—	(4,433)	(745)	4,633	(299)	—	—	—	3,162	475	(299)
Total assets — Insurance Solutions	144,824	14,291	(8,464)	(745)	5,355	(178)	6,000	—	—	161,083	1,191	(179)
Corporate loans of consolidated VIEs	132,252	16,080	(19,516)	177	(187)	—	—	—	—	128,806	(569)	—
Equity securities of consolidated VIEs	141	—	—	—	106	—	—	—	—	247	106	—
Total financial assets including consolidated VIEs - Insurance Solutions	277,217	30,371	(27,980)	(568)	5,274	(178)	6,000	—	—	290,136	728	(179)
Total financial assets	$282,589	$30,371	$(27,999)	$(568)	$5,770	$(178)	$6,000	$—	$—	$295,985	$1,188	$(179)

Financial liabilities
Asset Management
Debt obligations	503	—	—	—	(371)	—	—	—	—	132	371	—
Total liabilities — Asset Management	503	—	—	—	(371)	—	—	—	—	132	371	—
Total financial liabilities — Asset Management	$503	$—	$—	$—	$(371)	$—	$—	$—	$—	$132	$371	$—

					Net Change in Unrealized Appreciation (Depreciation)
												Change in unrealized gains (losses) included in income on Level 3 assets and liabilities still held	Change in unrealized gains (losses) included in OCI on Level 3 assets and liabilities still held
		Purchases	Sales and repayments	Net realized gain (loss)	Included in income	Included in OCI	Transfer in ¹	Transfer out ¹		Change in consolidation
Six months ended June 30, 2025	Beginning Balance										Ending Balance
Financial assets
Asset Management
Equity securities	$499	$5,000	$(19)	$—	$369	$—	$—	$—		$—	$5,849	$344	$—
Total assets — Asset Management	499	5,000	(19)	—	369	—	—	—		—	5,849	344	—
Insurance Solutions
Debt securities:
Corporate	—	—	—	—	—	67	5,000	—	—	—	5,067	—	67
Asset and mortgage-backed securities	8,641	—	(530)	—	(1)	150	6,853	—		—	15,113	—	150
Corporate loans	114,734	17,142	(4,574)	—	1,439	—	6,000	—		—	134,741	1,429	—
Equity securities	2,918	—	—	—	82	—	—	—		—	3,000	82	—
Other invested assets	4,575	—	(4,433)	(745)	4,260	(495)	—	—		—	3,162	84	(495)
Total assets — Insurance Solutions	130,868	17,142	(9,537)	(745)	5,780	(278)	17,853	—		—	161,083	1,595	(278)
Corporate loans of consolidated VIEs	125,757	33,952	(30,933)	237	(207)	—	—	—		—	128,806	(895)	—
Equity securities of consolidated VIEs	141	—	—	—	106	—	—	—		—	247	106	—
Total financial assets including consolidated VIEs - Insurance Solutions	256,766	51,094	(40,470)	(508)	5,679	(278)	17,853	—		—	290,136	806	(278)
Total financial assets	$257,265	$56,094	$(40,489)	$(508)	$6,048	$(278)	$17,853	$—		$—	$295,985	$1,150	$(278)

Financial liabilities
Asset Management
Debt obligations	$1,471	$—	$—	$—	$(1,339)	$—	$—	$—		$—	$132	$1,339	$—
Total financial liabilities — Asset Management	$1,471	$—	$—	$—	$(1,339)	$—	$—	$—		$—	$132	$1,339	$—
_______________
(1)Transfers into Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained. Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained. Transfers are assumed to have occurred at the end of the period.

The valuation techniques and significant unobservable inputs used in Level 3 valuations were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
June 30, 2026	Fair value	Valuation technique/ methodology	Unobservable input	Range (weighted average)
Financial assets
Asset management
Equity securities	$6,162	Equity value	Multiple	8.5x - 10.5x (9.5x)
Equity securities	75	Market approach	Privately quoted price	NA
Other invested assets	71	Probability-Weighted Expected Return Method	Independent probabilities	5.0% - 5.0% (5.0%)
		Probability-Weighted Expected Return Method	Dependent probabilities	2.4% - 3.7% (3.1%)
		Probability-Weighted Expected Return Method	Years to exit	2.5 - 4.5 (3.5)
Total — Asset Management	$6,308
Insurance
Debt securities¹:
Asset and mortgage-backed securities	$40,373	Discounted cash flow	Discount rate	5.4% - 9.3% (8.5%)
Corporate	10,001	Discounted cash flow	Discount rate	6.5% - 8.1% (7.3%)
Corporate loans	108,536	Discounted cash flow	Discount rate	(0.4)% - 15.7% (8.7%)
Equity securities	30	Recent transaction	Transaction price	NA
Equity securities	271	Enterprise value	Multiple	0.1x - 0.1x (0.1x)
Other invested assets	4,749	Discounted cash flow	Discount rate	14.2% - 19.2% (13.5%)
Total — Insurance Solutions	$163,960
Equity securities of consolidated VIEs	$1,116	Enterprise value	Multiple	3.4x - 10.1x (8.0x)
Corporate loans of consolidated VIEs	25,221	Recent transaction	Transaction price	NA
Corporate loans of consolidated VIEs	104,385	Discounted cash flow	Discount rate	5.1% - 23.9% (10.3%)
Total assets of consolidated VIEs - Insurance Solutions	$130,722
Total financial assets including consolidated VIEs - Insurance Solutions	$294,682
Total financial assets	$300,990
_______________
(1)For debt securities where the recent transaction price does not estimate fair value, the Company determines the fair value utilizing a yield analysis.

		Quantitative Information about Level 3 Fair Value Measurements
December 31, 2025	Fair value	Valuation technique/ methodology	Unobservable input	Range (weighted average)
Financial assets
Asset Management
Equity securities	$6,409	Enterprise value	Multiple	12.5x - 13.5x (13.0x)
Equity securities	75	Market approach	Privately quoted price	NA
Equity securities	13	Option pricing model	Volatility	116.2% - 126.2% (121.2%)
		Option pricing model	Years to exercise	0.1 - 0.3 (0.2)
Other invested assets	72	Probability-Weighted Expected Return Method	Independent probabilities	5.0% - 5.0% (5.0%)
		Probability-Weighted Expected Return Method	Dependent probabilities	2.4% - 3.7% (3.1%)
		Probability-Weighted Expected Return Method	Years to cash flows	2.5 - 4.5 (3.5)
Total — Asset Management	$6,569
Insurance Solutions
Debt securities¹:
Asset and mortgage-backed securities	19,427	Discounted cash flow	Discount rate	6.3% - 8.5% (7.6%)
Corporate	10,149	Discounted cash flow	Discount rate	7.4% - 8.9% (8.1%)
Corporate loans	116,568	Discounted cash flow	Discount rate	—% - 15.7% (8.2%)
Equity securities	30	Recent transaction	Transaction price	NA
Equity securities	210	Enterprise value	Multiple	0.6x - 0.6x (0.6x)
Equity securities	3,000	Discounted cash flow	Discount rate	5.6% - 5.6% (5.6%)
Other invested assets	5,637	Discounted cash flow	Discount rate	9.6% - 19.7% (16.9%)
Total — Insurance Solutions	155,021
Equity securities of consolidated VIEs	949	Enterprise value	Multiple	10.0x - 16.0x (13.0x)
Corporate loans of consolidated VIEs	30,123	Recent transaction	Transaction price	NA
Corporate loans of consolidated VIEs	89,608	Discounted cash flow	Discount rate	5.3% - 14.8% ( 9.6%)
Total assets of consolidated VIEs - Insurance Solutions	$120,680
Total financial assets including consolidated VIEs - Insurance Solutions	275,701
Total financial assets	$282,270
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

Financial instruments not carried at fair value
The following tables present carrying amounts and fair values of the Company’s financial assets and liabilities which are not carried at fair value as of June 30, 2026 and December 31, 2025:

			Fair Value Hierarchy
June 30, 2026	Carrying value	Fair value	Level 1	Level 2	Level 3
Financial Assets
Asset Management
Corporate loans	$13,291	$11,057	$—	$—	$11,057
Total financial assets — Asset Management	13,291	11,057	—	—	11,057
Insurance Solutions
Mortgage loans	183,676	190,740	—	—	190,740
Other invested assets	15,444	15,669	—	—	15,669
Total financial assets — Insurance Solutions	199,120	206,409	—	—	206,409
Total financial assets	$212,411	$217,466	$—	$—	$217,466
Financial Liabilities
Asset Management
Debt obligations	$98,059	$98,075	$36,400	$—	$61,675
Total financial liabilities — Asset Management	98,059	98,075	36,400	—	61,675
Insurance Solutions
Debt obligations	12,000	12,030	—	—	12,030
Interest sensitive contract liabilities	357,062	357,062	—	357,062	—
Total financial liabilities —Insurance Solutions	369,062	369,092	—	357,062	12,030
Total financial liabilities	$467,121	$467,167	$36,400	$357,062	$73,705

December 31, 2025	Carrying value	Fair value	Level 1	Level 2	Level 3
Financial Assets
Asset Management
Corporate loans	$13,287	$11,151	$—	$—	$11,151
Total financial assets — Asset Management	13,287	11,151	—	—	11,151
Insurance Solutions
Mortgage loans	162,566	172,602	—	—	172,602
Other invested assets	17,097	17,488	—	—	17,488
Total financial assets — Insurance Solutions	179,663	190,090	—	—	190,090
Total financial assets	$192,950	$201,241	$—	$—	$201,241
Financial Liabilities
Asset Management
Debt obligations	$76,250	$72,880	$—	$—	$72,880
Total financial liabilities — Asset Management	76,250	72,880	—	—	72,880
Insurance Solutions
Debt obligations	17,250	17,447	—	—	17,447
Interest sensitive contract liabilities	363,981	363,981	—	363,981	—
Total financial liabilities —Insurance Solutions	381,231	381,428	—	363,981	17,447
Total financial liabilities	$457,481	$454,308	$—	$363,981	$90,327

Fair value option
The following table presents the net realized and unrealized gains (losses) on financial instruments for which the FVO was elected:

For the three months ended June 30,	2026			2025
	Net realized gains (losses)	Net unrealized gains (losses)	Total	Net realized gains (losses)	Net unrealized gains (losses)	Total
Asset Management
Debt obligation	$—	$—	$—	$—	$371	$371
Net realized and change in unrealized gains (losses) from investment activities — Asset Management	—	—	—	—	371	371

Insurance Solutions
Debt securities:
U.S. state, territories and municipalities	—	(2)	(2)	—	5	5
Other government and agency	—	65	65	—	(1)	(1)
Corporate	(4)	1,991	1,987	(1,059)	1,049	(10)
Asset and mortgage- backed securities	(6)	1,042	1,036	(149)	(299)	(448)
Corporate loans	5	(598)	(593)	(2)	637	635
Other invested assets	—	(2)	(2)	(755)	4,607	3,852
Net realized and change in unrealized gains (losses) from investment activities — Insurance Solutions	(5)	2,496	2,491	(1,965)	5,998	4,033
Investments of consolidated VIEs	59	(1,269)	(1,210)	177	(464)	(287)
Net realized and change in unrealized gains (losses) from investment activities — Insurance Solutions including consolidated VIEs	$54	$1,227	$1,281	$(1,788)	$5,534	$3,746

For the six months ended June 30,	2026			2025
	Net realized gains (losses)	Net unrealized gains (losses)	Total	Net realized gains (losses)	Net unrealized gains (losses)	Total
Asset Management
Debt obligation	$—	$—	$—	$—	$1,339	$1,339
Net realized and change in unrealized gains (losses) from investment activities — Asset Management	—	—	—	—	1,339	1,339

Insurance Solutions
Debt securities:
U.S. state, territories and municipalities	—	(17)	(17)	—	62	62
Other government and agency	—	37	37	—	(2)	(2)
Corporate	(4)	(413)	(417)	(1,109)	2,235	1,126
Asset and mortgage- backed securities	(15)	(1,137)	(1,152)	(295)	(184)	(479)
Corporate loans	5	(998)	(993)	—	1,426	1,426
Other invested assets	—	32	32	(755)	4,217	3,462
Net realized and change in unrealized gains (losses) from investment activities — Insurance Solutions	(14)	(2,496)	(2,510)	(2,159)	7,754	5,595
Investments of consolidated VIEs	(647)	(4,240)	(4,887)	237	(789)	(552)
Net realized and change in unrealized gains (losses) from investment activities — Insurance Solutions including consolidated VIEs	$(661)	$(6,736)	$(7,397)	$(1,922)	$6,965	$5,043

The following table presents information for loans which the Company elected the FVO.

June 30, 2026	Unpaid Principal Balance	Mark to Fair Value	Fair Value
Insurance Solutions
Corporate loans	$128,346	$(2,171)	$126,175
Other invested assets	1,289	(144)	1,145
Insurance Solutions	129,635	(2,315)	127,320
Corporate loans of consolidated VIEs	141,176	(11,570)	129,606
Insurance Solutions including consolidated VIEs	$270,811	$(13,885)	$256,926
December 31, 2025	Unpaid Principal Balance	Mark to Fair Value	Fair Value
Insurance Solutions
Corporate loans	$125,422	$(1,355)	$124,067
Other invested assets	1,289	(179)	1,110
Insurance Solutions	126,711	(1,534)	125,177
Corporate loans of consolidated VIEs	127,620	(7,889)	119,731
Insurance Solutions including consolidated VIEs	$254,331	$(9,423)	$244,908
As of June 30, 2026 and December 31, 2025, there were no loans accounted for at fair value under the FVO which were 90 days or more past-due or in non-accrual status.

The following table presents the estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk on corporate loans for which the Company elected the FVO.

For the Six months ended June 30,	2026	2025
Insurance Solutions
Corporate loans	$18	$1,136
Other invested assets	34	3,471
Insurance Solutions	52	4,607
Corporate loans of consolidated VIEs	(336)	(909)
Insurance Solutions including consolidated VIEs	$(284)	$3,698
The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying loans with changes in credit ratings meeting certain criteria.

Note 10. Revenue from service contracts
The following table summarizes the Company’s revenue from service contracts for Asset Management:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Management fees	$1,691	$2,809	$3,330	$6,049
Incentive fees	419	478	813	777
Advisory and transaction fees	—	—	66	—
Servicing fees (expense)¹	(771)	(744)	(1,478)	(1,042)
_______________
(1)Servicing fees were a net expense for the Company as reimbursements to Sierra Crest Investment Management (“SCIM”) for certain costs and the specified investment advisory fee retained by SCIM exceeded the net economic benefit derived under the Alternative Credit Income Fund (“ACIF”) advisory agreement, for the three and six months ended June 30, 2026 and June 30, 2025. Servicing fees are included within Administration and servicing fees in the Condensed Consolidated Statements of Operations.

Note 11. Goodwill and intangible assets
Goodwill
The carrying amount of goodwill by reportable segment was $1.0 million for Asset Management as of both June 30, 2026 and December 31, 2025, which is included within “Other assets” in the Condensed Consolidated Statements of Financial Position. The carrying amount of goodwill was $30.2 million for Insurance Solutions as of both June 30, 2026 and December 31, 2025.
The table below presents the changes in the carrying amount of goodwill by reporting unit in Insurance Solutions as of June 30, 2026 and December 31, 2025.

	Reporting Unit
	MYGA	LTC	Total
Goodwill, gross as of December 31, 2025	$30,193	$25,504	$55,697
Accumulated impairment losses¹	—	(25,504)	(25,504)
Goodwill, net as of June 30, 2026	30,193	—	30,193

Goodwill, gross as of December 31, 2024	$30,193	$25,504	$55,697
Impairment losses	—	(25,504)	(25,504)
Goodwill, net as of December 31, 2025	$30,193	$—	$30,193
_______________
(1)Accumulated impairment losses include the $25.5 million impairment loss recognized in relation to the LTC reporting unit during the year ended December 31, 2025 and there was no impairment loss recognized during the six months ended June 30, 2026

Intangible assets

Intangible assets consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Gross carrying amount	Accumulated amortization	Accumulated impairment	Net carrying amount
Asset Management
Intangible assets — indefinite life
Profit sharing interest	$8,191	$—	$—	$8,191
Intangible assets — definite life
Investment management contracts	11,148	(9,494)	—	1,654
Total intangible assets — Asset Management	$19,339	$(9,494)	$—	$9,845

Insurance Solutions
Intangible assets — indefinite life
State insurance licenses	2,444	—	—	2,444
Total intangible assets — Insurance Solutions	$2,444	$—	$—	$2,444

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Accumulated impairment	Net carrying amount
Asset Management
Intangible assets — indefinite life
Investment management contracts	$19,204	$—	$(19,204)	$—
Profit sharing interest[1]	11,236	—	(3,045)	8,191
Intangible assets — definite life
Investment management contracts	11,544	(8,381)	(393)	2,770
Total intangible assets — Asset Management	$41,984	$(8,381)	$(22,642)	$10,961

Insurance Solutions
Intangible assets — indefinite life
State insurance licenses	2,444	—	—	2,444
Total intangible assets — Insurance Solutions	$2,444	$—	$—	$2,444
_______________
(1)On July 15, 2025, the merging of Logan Ridge Finance Corporation (“Logan Ridge”) into Portman Ridge Finance Corporation (“Portman Ridge” or “Portman”) closed, with the new combined entity renamed to BCIC. Upon the close of this merger, the Company’s investment management agreement with Logan Ridge was terminated, resulting in an impairment loss for the full carrying amount of the investment management agreement. Upon termination of the investment management agreement with Logan Ridge, the Company acquired a profit-sharing agreement with the owner of SCIM, which is the manager of BCIC, for no cash consideration. The acquisition of the profit-sharing agreement is presented as a gain that offsets the accumulated impairment loss on the Logan Ridge investment management agreement, in “Amortization and impairment of intangible assets” on the consolidated statements of operations for the year ended December 31, 2025. The profit-sharing agreement was determined to be an indefinite-lived intangible asset given the Company expects SCIM to be the investment manager of BCIC indefinitely, and for the owner of SCIM to hold its equity in SCIM indefinitely.

The following table represents estimated intangible amortization expense as of June 30, 2026:

As of	June 30, 2026
Remainder of 2026	$878
2027	731
2028	45
2029	—
2030	—
2031 and thereafter	—
Total	$1,654
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

On January 27, 2026, the Company repaid $22.5 million of the outstanding balance under this credit agreement, using the net proceeds from the exchange listed notes detailed below. This constituted a partial extinguishment and $0.5 million of unamortized transaction costs were written off in proportion to the amount of debt extinguished. The loss on extinguishment of debt is presented as “loss on extinguishment of debt” within the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026. On April 7, 2026, the Company entered into a Guaranty pursuant to which it assumed Legacy Mount Logan’s obligations as guarantor under the MLC US Holdings Credit Facility.

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

On April 17, 2026, a subsidiary of the Company issued a further 5,597 Additional Initial Debentures at a price of $1,000 per Additional Initial Debenture for an aggregate purchase price of $5.6 million, the proceeds of which were used to repay $2.3 million in principal (plus accrued interest thereon) of Ability surplus notes held by Sentinel Security Life Insurance Company and $3.0 million in principal (plus accrued interest thereon) of Ability surplus notes held by Atlantic Coast Life Insurance Company. The Additional Initial Debentures mature on January 26, 2032 and shall be governed by the Debenture Indenture on the same terms and conditions as the Initial Debenture Units mentioned above. There were no warrants issued with the Additional Initial Debentures.

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

Debt obligations consisted of the following as of June 30, 2026 and December 31, 2025:

As of June 30, 2026	Maturity date	Stated interest rate	Effective interest rate	Extension options	Total facility	Outstanding balance
MLC US Holdings Credit Facility[1]	August 2027	SOFR +6.00%	9.70%	N/A	$14,000	$14,000
Seller note — Ability Acquisition	October 2031	5.00%	5.00%	N/A	15,000	15,000
Exchange Listed Notes	January 2031	8.00%	9.44%	N/A	40,000	38,429
Debenture units[2]	January 2032	8.85%	8.93% - 9.28%	N/A	26,849	30,860
Total debt					$95,849	$98,289
_______________
(1)The MLC US Holdings Credit Facility is secured by all assets and interests in assets and proceeds owned and acquired by MLC US Holdings.
(2)The warrants issued with the Initial Debenture Units are recorded in equity at fair value upon issuance and therefore are not required to be subsequently remeasured at fair value on an ongoing basis.

As of December 31, 2025	Maturity date	Stated interest rate	Effective interest rate	Extension options	Total facility	Outstanding balance
MLC US Holdings Credit Facility[1]	August 2027	SOFR +7.50%	11.76%	N/A	40,000	38,000
Seller note — Ability Acquisition	October 2031	5.00%	5.00%	N/A	15,000	15,000
Debenture units[2]	January 2032	8.85%	8.91%	N/A	21,252	24,075
Total debt					$76,252	$77,075
_______________
(1)The MLC US Holdings Credit Facility is secured by all assets and interests in assets and proceeds owned and acquired by MLC US Holdings.
(2)The warrants issued with the Initial Debenture Units are recorded in equity at fair value upon issuance and therefore are not required to be subsequently remeasured at fair value on an ongoing basis.
The scheduled principal repayments are as follows:

As of	June 30, 2026
Remainder of 2026	$1,000
2027	16,000
2028	3,000
2029	3,000
2030	3,000
2031 and thereafter	72,289
98,289
Transaction costs (net of amortization)	(230)
Total debt	$98,059
For the three months ended June 30, 2026, interest expense, including the amortization of debt issuance costs and PIK interest, was $2.2 million (June 30, 2025 –$2.0 million), For the six months ended June 30, 2026, interest expense, including the amortization of debt issuance costs and PIK interest, was $4.2 million (June 30, 2025 – $3.9 million).

Insurance Solutions
Debt obligations
Ability has the following surplus notes outstanding as of June 30, 2026 and December 31, 2025:

As of June 30, 2026	Date issued	Date of maturity	Interest rate	Par value	Carrying value of note
Revol One Insurance Company (formerly known as Pavonia Life Insurance Company of Michigan)	August, 2023	December, 2032	10.00%	12,000	12,000
Total surplus notes				$12,000	$12,000

As of December 31, 2025	Date issued	Date of maturity	Interest rate	Par value	Carrying value of note
Sentinel Security Life Insurance Company	February, 2013	June, 2028	5.00%	$2,250	$2,250
Revol One Insurance Company (formerly known as Pavonia Life Insurance Company of Michigan)	August, 2023	December, 2032	10.00%	12,000	12,000
Atlantic Coast Life Insurance Company	March, 2025	March, 2033	SOFR+6.00%	3,000	3,000
Total surplus notes				$17,250	$17,250
For the three and six months ended June 30, 2026 and June 30, 2025, interest paid was $0.6 million and $0.9 million and $0.4 million and $0.7 million, respectively.
Refer to Note 9. Fair value measurements for fair value of financial liabilities carried at amortized cost.
The surplus notes are subordinated in right of payment of all indebtedness, policy claims, and other creditor claims. The note issued to Sentinel Security Life Insurance Company (“SSL”) had an initial maturity date of June 12, 2023; however, in the second quarter of 2023, Ability renewed the note, extending the date of maturity to June 12, 2028. On August 30, 2023, Ability, completed a private offering of $12.0 million aggregate principal amount of 10.0% Surplus Notes due December 2032. On March 31, 2025, Ability, completed another private offering for an aggregate of $3.0 million principal amount of SOFR+6% Surplus Notes with interest and principal due and payable on March 31, 2033. Payments of interest or principal shall be paid only if Ability has the required levels of statutory surplus and upon prior authorization by the Director of the Nebraska Department of Insurance. On April 17, 2026, the Company repaid $5.3 million of surplus notes, including $2.3 million owed to SSL and $3.0 million owed to Atlantic Coast Life Insurance Company (“ACL”).
Note 13. Deferred acquisition costs
The following table presents the rollforward of deferred acquisition costs (“DAC”) as of June 30, 2026 and June 30, 2025:

	For the Six Months Ended June 30, 2026
	Beginning Balance	Capitalization	Amortization	Ending Balance
DAC:
MYGA	$6,791	$88	$(1,411)	$5,468

	For the Six Months Ended June 30, 2025
	Beginning Balance	Capitalization	Amortization	Ending Balance
DAC:
MYGA	$6,524	$3,393	$(1,460)	$8,457
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

The amortization expense for DAC is included in the Amortization of deferred acquisition costs in the Condensed Consolidated Statements of Operations. The estimated future amortization expense related to DAC for the future years is as follows:

As of	June 30, 2026
Remainder of 2026	$1,074
2027	2,280
2028	1,496
2029	414
2030	129
2031 and thereafter	75
Total	$5,468
Note 14. Future policy benefits and related reinsurance recoverable
Future policy benefits comprise substantially all obligations to insureds in the Company’s insurance operations. A summary of future policy benefits and reinsurance recoverable are presented below.

As of	June 30, 2026	December 31, 2025
Reinsurance recoverable
Long term care reinsurance	$444,008	$452,254
Other	2,231	4,466
Modco investments with Nichol International Reinsurance (S.A.C), Ltd¹	(175,118)	(183,802)
Total reinsurance recoverable	$271,121	$272,918

Future policy benefits
Long term care insurance	$754,067	$777,412
Other	2,232	4,469
Total future policy benefits	$756,299	$781,881

Funds held under reinsurance contracts
Funds held arrangement with Front Street Re¹	$232,926	$237,143
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

The following tables summarize balances of and changes in future policy benefits reserves:

	Six months ended June 30,
Long-term care	2026	2025
Present value of expected net premiums
Beginning Balance	$273,395	$306,206

Beginning balance at locked-in discount rate	297,709	343,705
Effect of actual variances from expected experience	(5,624)	(7,536)
Adjusted balance	292,085	336,169
Interest accrual	3,609	3,655
Net premiums collected	(21,543)	(22,722)
Ending balance at locked-in discount rate	274,151	317,102
Effect of changes in discount rate assumptions	(24,829)	(29,000)
Ending Balance	$249,322	$288,102

Present value of Expected Future Policy Benefits
Beginning Balance	$1,050,807	$1,071,361

Beginning balance at locked-in discount rate	1,239,275	1,306,356
Change in effect in cashflow assumptions	(4,236)	—
Effect of actual variances from expected experience	(2,624)	5,663
Adjusted balance	1,232,415	1,312,019
Interest accrual	15,361	14,297
Benefit payments	(53,951)	(55,495)
Ending balance at locked-in discount rate	1,193,825	1,270,821
Effect of changes in discount rate assumptions	(190,436)	(207,265)
Ending Balance	$1,003,389	$1,063,556
Net future policy benefit reserves ¹	$754,067	$775,454

Less: Reinsurance recoverables, net of allowance for credit losses ²	(444,008)	(450,696)
Net future policy benefit reserves, after reinsurance recoverables	$310,059	$324,758
_______________
(1)Net future policy benefit reserves excludes $2.2 million and $4.4 million as of June 30, 2026 and June 30, 2025, respectively, of Medico assumed reserves which are 100% ceded.
(2)Reinsurance recoverables, net of allowance for credit losses excludes $2.2 million and $4.4 million of reinsurance recoverable as of June 30, 2026 and June 30, 2025, respectively.
In the first half of 2026, the underlying cash flow assumptions had not been changed for the Medico block. For the Guardian block, claim‑handling costs were separated from maintenance costs and the claim reserve assumption was also updated. These assumption updates resulted in a total of $4.2 million decrease in the liability for future policy benefits for the six months ended June 30, 2026. The effect of actual variances from expected experience for the six months ended June 30, 2026 observed a $3.0 million increase in the liability for future policy benefits, mainly driven by lower than expected future premium receipts.

In the first half of 2025, the underlying cash flow assumptions remained unchanged. The effect of actual variances from expected experience for the six months ended June 30, 2025 observed a $13.0 million increase in the liability for future policy benefits, mainly driven by lower than expected future premium receipts and higher claims.

The following tables provides the amount of undiscounted and discounted expected future gross premiums and expected future benefits and expenses for the LTC line of business:

As of	June 30, 2026		June 30, 2025
Long-term care	Undiscounted	Discounted¹	Undiscounted	Discounted¹
Expected future gross premiums	$333,391	$249,322	$383,493	$288,102
Benefit payments	$1,683,289	$1,003,389	$1,791,870	$1,063,556

_______________
(1)Discount was determined using the current discount rate as of June 30, 2026 and June 30, 2025.
The following table provides the weighted-average durations of and weighted-average interest rates for the liability for future policy benefits:

As of	June 30, 2026	June 30, 2025
Weighted-average duration of liability (years) at current rate	9.37	9.75
Weighted-average duration of liability (years) at original rate	10.98	11.43
Weighted-average interest rate at current rate	5.13%	5.06%
Weighted-average interest rate at original rate	3.12%	3.05%
Note 15. Interest sensitive contract liabilities
The following table shows the outstanding Interest sensitive contract liabilities which represents the policyholder balances for MYGA product line:

	Six months ended June 30,
	2026	2025
Balance, beginning of year	$363,981	$334,876
Deposits	—	42,996
Product charges	(286)	(1,582)
Surrenders and withdrawals	(11,158)	(16,023)
Benefit payments	(3,943)	(4,798)
Interest credited	8,468	7,815
Balance, June 30, 2026	$357,062	$363,284
Weighted-average annual crediting rate	5.00%	5.00%

At period end:
Cash surrender value	$331,750	$335,775

Net amount at risk:
In the event of death ¹	$357,062	$363,284
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
MYGA policyholder account balances totaled $357.1 million and $363.3 million, as of June 30, 2026, and June 30, 2025, respectively. The decrease in policyholder account balance for the six months ended June 30, 2026 was primarily attributable to surrenders, withdrawals, benefits and product charges of $15.4 million which was partially offset by interest credited of $8.5 million. For the six months ended June 30, 2025 the increase in policyholder account balances was primarily attributable to $43.0 million of deposits due to the assumption of the NSG MYGA block and $7.8 million interest credited. This increase was partially offset by surrenders, withdrawals, benefits and product charges of $22.4 million for the six months ended June 30, 2025. Interest on policyholder account balances is generally credited at minimum guaranteed rates, primarily between 2% and 7% at both June 30, 2026 and June 30, 2025.
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
Reinsurance recoverable
The Company reinsures its business through two reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company uses collateral for its reinsurance recoverable with funds withheld accounts. These reinsurance recoverable balances are stated net of allowance for expected credit loss of $1.1 million as of June 30, 2026 and December 31, 2025. The Company had $446.2 million and $456.7 million of net ceded reinsurance recoverable as of June 30, 2026 and December 31, 2025, respectively. The Company had $38.8 million and $41.3 million of unsecured Reinsurance recoverable balances as of June 30, 2026 and December 31, 2025, respectively.

The amounts in the Condensed Consolidated Statements of Financial Position include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

Long-term care	June 30, 2026	December 31, 2025
Reinsurance recoverable
Medico Insurance Company	$2,231	$4,466
Front Street Re	269,487	273,981
Nichol International Reinsurance (S.A.C), Ltd	174,521	178,273
Nichol Modco Funds Withheld	(175,118)	(183,802)
Total reinsurance recoverable	$271,121	$272,918

Future policy benefits
Direct	$652,869	$673,636
Reinsurance assumed	103,430	108,245
Total future policy benefits	$756,299	$781,881
The amounts in the Condensed Consolidated Statements of Operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

Long-term care
Three months ended June 30,	2026	2025
Net premiums
Direct premiums	$9,086	$10,142
Reinsurance assumed	968	988
Reinsurance ceded	(14,528)	(15,368)
Total net premiums	$(4,474)	$(4,238)

Net policy benefit and claims (remeasurement gain on policy liabilities of $6,064 and $2,945, for the three months ended June 30, 2026 and 2025, respectively)
Direct	$12,084	$20,370
Reinsurance assumed	412	2,056
Reinsurance ceded, net of provision for credit losses ¹	(16,777)	(23,490)
Total net policyholder benefits and claims	$(4,281)	$(1,064)

Long-term care
Six months ended June 30,	2026	2025
Net premiums
Direct premiums	$19,044	$21,109
Reinsurance assumed	1,921	2,078
Reinsurance ceded	(29,683)	(31,438)
Total net premiums	$(8,718)	$(8,251)

Net policy benefit and claims (remeasurement gain on policy liabilities of $10,523 and $3,025, for the six months ended June 30, 2026 and 2025, respectively)
Direct	$26,057	$35,590
Reinsurance assumed	1,626	7,677
Reinsurance ceded, net of provision for credit losses ¹	(34,599)	(42,538)
Total net policyholder benefits and claims	$(6,916)	$729
_______________
(1)The provision for credit losses for reinsurance recoverables for the three and six months ended June 30, 2026 was less than $(0.1) million. It was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.
Note 17. Other assets and Accrued expenses and other liabilities
Other assets consist of the following:

As of	June 30, 2026	December 31, 2025
Asset Management
Management fee receivable - related parties	$783	$1,477
Management fee receivable	281	—
Incentive fee receivable - related parties	419	405
Prepaid income taxes	757	693
Accrued interest and dividends receivable - related parties	3,535	2,996
Purchase receivables [2]	4,665	2,311
Ovation goodwill	1,000	1,000
Operating lease right of use asset	—	405
Deferred offering costs	—	265
Prepaid insurance	323	553
Other - related parties	642	367
Other	(25)	693
Total other assets — Asset Management	12,380	11,165
Insurance Solutions
Accrued investment income	12,298	11,641
Receivable for investments sold ¹	1,021	—
Guaranty funds on deposit	67	83
Other	2,597	2,575
Total other assets — Insurance Solutions	15,983	14,299
Interest receivable of consolidated VIEs	865	955
Total other assets — Insurance Solutions including consolidated VIEs	16,848	15,254
Total other assets	$29,228	$26,419
_______________
(1)Represents amounts due from third-parties for investment sales for which a cash settlement has not occurred.
(2)All purchase receivables were acquired during the fourth quarter of 2025 and the first quarter of 2026. For the three months ended June 30, 2026, $0.2 million repayments were received on these receivables which reduced cost, and there were $0.1 million unrealized gains from fair value movements. For the six months ended June 30, 2026, $0.3 million repayments were received on these receivables which reduced cost, and there were $0.1 million unrealized gains from fair value movements.

Other liabilities and accrued expenses consist of the following:

As of	June 30, 2026	December 31, 2025
Asset Management
Operating lease liabilities	$—	$408
Accounts payable and accrued liabilities¹	3,879	9,107
Total accrued expenses and other liabilities — Asset Management	3,879	9,515
Insurance Solutions
Payable for investments purchased²	5,095	6,500
Other accrued expenses	5,809	4,010
Total accrued expenses and other liabilities — Insurance Solutions	10,904	10,510
Total accrued expenses and other liabilities	$14,783	$20,025
_______________
(1)As part of its acquisition of TURN in connection with the Business Combination on September 12, 2025, the Company acquired benefit plans which TURN historically administered which provide medical and dental insurance for retirees and their spouses who, at the time of their retirement, attained certain years of service at a certain age. As of June 30, 2026, the Company had $0.4 million accumulated post-retirement benefit obligation. These plans were terminated prior to the acquisition date and provide medical benefits to former employees who are grandfathered under the plan’s former terms. The net periodic post-retirement benefit cost includes service cost and interest cost on the accumulated post-retirement benefit obligation. Unrecognized actuarial gains and losses will be recognized as net periodic benefit cost within general, administrative and other expenses under the Asset Management segment. Unamortized prior service cost was fully amortized prior to the acquisition date. Refer to Note 3. Business combinations for more information on the Company’s acquisition of TURN.
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

The effective income tax rate reflected in the Condensed Consolidated Statements of Operations varies from the United States and Canadian tax rates of 21.0 percent for the three and six months ended June 30, 2026 (June 30, 2025 – 26.5 percent) for the items outlined in the following table.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income (loss) before taxes	$(4,177)	$(943)	$(10,147)	$(7,612)
Income tax rate ¹	21.0%	26.5%	21.0%	26.5%
Income tax expense at statutory tax rate	(877)	(250)	(2,131)	(2,017)
Statutory tax rate difference between Canada and the US	—	(185)	—	(196)
Nondeductible Differences	(835)	992	—	1,809
Canadian foreign accrual property income impact [1]	—	(166)	—	(1,181)
Change in valuation allowances [2]	1,718	(361)	2,152	1,769
Dividends Received Deduction	(15)	—	(30)	—
Other	9	(39)	9	(157)
Income tax expense (benefit)	$—	$(9)	$—	$27
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

Components of income tax provision
The details of income (loss) before income taxes by jurisdiction are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
United States	$(4,177)	$3,389	$(10,147)	$3,629
Foreign	—	(4,332)	—	(11,241)
Income (loss) before taxes	$(4,177)	$(943)	$(10,147)	$(7,612)
The details of the income tax provision by jurisdiction are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Current tax
Federal	$—	$221	$—	$362
State	—	—	—	—
Foreign	—	20	—	37
Total current tax	$—	$241	$—	$399

Deferred tax
Federal	$—	$(250)	$—	$(372)
State	—	—	—	—
Foreign	$—	$—	—	—
Total deferred tax	$—	$(250)	$—	$(372)

Income tax expense (benefit)	$—	$(9)	$—	$27

Deferred tax assets and liabilities consists of the following temporary differences:

	June 30, 2026	December 31, 2025
Assets
Tax benefit of loss carryforward	$51,668	$45,098
Deferred acquisition costs	6,542	6,198
Unrealized losses on remeasurement of investments	16,758	17,628
Other assets tax value in excess of book value	3,875	3,768
Total deferred tax assets	78,843	72,692
Valuation allowance	(69,807)	(65,397)
Total deferred tax assets, net of valuation allowance	$9,036	$7,295

Liabilities
Insurance reserves	$(4,782)	$(2,686)
Other	(4,254)	(4,609)
Total deferred tax liabilities	$(9,036)	$(7,295)

Net deferred tax assets	$—	$—
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

As of June 30, 2026, the Company’s U.S. income tax returns for tax years 2022 through 2025 generally remain subject to examination by the applicable taxing authorities, although tax year 2021 may remain open in certain U.S. state jurisdictions. In Canada, tax years 2021 through 2025 generally remain open to examination.

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

As of June 30, 2026, there were 11,188,768 common shares issued and outstanding (December 31, 2025 – 12,786,770). The Company repurchased 1,590,601 shares through a tender offer, and a former officer returned 7,401 shares to the Company for withholding tax during the six months ended June 30, 2026. The Company issued 14,231 shares (net of tax) in respect of vested RSUs (inclusive of Dividend Equivalent Units (“DEUs”)), 4,101 shares in satisfaction of debt obligations owed in connection with the provision of certain consulting services, and 637,880 common shares for the minority investment in Runway Growth Capital LLC (“Runway”) during the six months ended June 30, 2025. There were no other transactions with shareholders for the three and six months ended June 30, 2026 and 2025.
Dividends
Dividends to the Company's shareholders are recorded on the declaration date. The payment of any cash dividend to shareholders of the Company in the future will be at the discretion of the Board and will depend on, among other things, the financial condition, capital requirements and earnings of the Company, and any other factors that the Board may consider relevant.
The following table reflects the distributions declared on the common shares of the Company during the six months ended June 30, 2026 and June 30, 2025:

			Dividend amount per share		Total dividend amount
Declaration Date	Record Date	Payment Date	CAD	USD ¹	CAD	USD ¹
March 5, 2026	March 30, 2026	April 15, 2026	$—	$0.03	$—	$336
May 14, 2026	May 26, 2026	June 10, 2026	—	0.03	—	333
					$—	$669

			Dividend amount per share		Total dividend amount
Declaration Date	Record Date	Payment Date	CAD	USD ¹	CAD	USD ¹
March 13, 2025	April 3, 2025	April 10, 2025	$0.08	$0.06	$573	$399
May 15, 2025	May 27, 2025	June 2, 2025	0.08	0.06	573	410
					$1,146	$809
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

Separately on January 26, 2024, Legacy Mount Logan issued 50 common share purchase warrants (each, a “Debenture Warrant”) for each of the 18,752 debenture units that were issued on a non-brokered private placement (refer to Note 12. Debt obligations for further detail). Each Debenture Warrant was exercisable to acquire one common share of Legacy Mount Logan at a price of C$2.75 per share for a period of eight (8) years from the issuance thereof, provided that the Debenture Warrants were not exercisable during the first twelve (12) months following the issuance. Following the completion of the Business Combination, every 4.22 Debenture Warrants entitled the holder to receive, upon exercise, one share of the Company at a price of C$11.61 per share (as adjusted for the Business Combination in accordance with the provisions of a warrant indenture dated as of January 26, 2024, as supplemented by a supplemental warrant indenture dated September 12, 2025 between the Company, Legacy Mount Logan and Odyssey Trust Company). Accordingly, an aggregate of up to 222,079 shares of the Company are issuable upon the exercise of the 937,600 outstanding Debenture Warrants as of June 30, 2026 (December 31, 2025 - 222,079).

Accumulated other comprehensive income (loss)

	Unrealized investment gains (losses) on available-for-sale securities	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Cumulative translation adjustment	Accumulated other comprehensive income (loss)
Balance at, December 31, 2025	$(15,358)	$(907)	$71,287	$(21,858)	$33,164
Other comprehensive income (loss), before reclassifications	(3,302)	(2,660)	392	—	(5,570)
Less: reclassification adjustments for gains (losses) realized	(1,489)	(90)	—	—	(1,579)
Less: Income tax expense (benefit)	—	—	—	—	—
Balance at, June 30, 2026	$(17,171)	$(3,477)	$71,679	$(21,858)	$29,173

	Unrealized investment gains (losses) on available-for-sale securities	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Cumulative translation adjustment	Accumulated other comprehensive income (loss)
Balance at, December 31, 2024	$(21,318)	$(5,192)	$85,409	$(21,858)	$37,041
Other comprehensive income (loss), before reclassifications	1,767	3,953	(7,992)	—	(2,272)
Less: reclassification adjustments for gains (losses) realized	80	(782)	—	—	(702)
Less: Income tax expense (benefit)	—	—	—	—	—
Balance at, June 30, 2025	$(19,631)	$(457)	$77,417	$(21,858)	$35,471
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

The Company awarded 722,905 RSUs with a grant date fair value of $2.1 million during the six months ended June 30, 2026, under the 2025 Plan. The Company awarded 652,135 RSUs with a grant date fair value of $1.2 million during the six months ended June 30, 2025, under the 2019 RSU Plan, which all accelerated and fully vested upon the closing of the Business Combination.

For the three months ended June 30, 2026 and 2025, the Company recorded equity-based compensation expense related to RSUs awarded under the 2025 Plan and 2019 RSU Plan of less than $0.1 million and $0.3 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded equity-based compensation expense related to RSUs awarded under the 2025 Plan and 2019 RSU Plan of less than $0.1 million and $0.7 million, respectively. As of June 30, 2026, there was $2.1 million of total unrecognized equity-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average term of 1.3 years. The Company has elected to account for forfeitures as they occur. Expense is recognized on a straight line basis over the life of the award.

A summary of the status of service-vesting awards granted under the 2025 Plan for the six months ended June 30, 2026 is presented below:

	RSUs and DEUs Outstanding
	RSUs	Weighted average grant date fair value	DEUs	Weighted average grant date fair value	Total
Unvested balance, January 1, 2026	—	$—	—	$—	—
Granted	722,905	2.96	—	—	722,905
Vested	—	—	—	—	—
Forfeitures	—	—	—	—	—
Unvested balance, June 30, 2026	722,905	$2.96	—	$—	722,905

There were no options or awards issued or outstanding under the 2019 Option Plan as of June 30, 2026 (December 31, 2025 – nil)

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

The following table sets forth the computation of basic and diluted income (loss) per common share for the three and six months ended June 30, 2026 and June 30, 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Basic earnings per share
Net income (loss)	$(4,177)	$(934)	$(10,147)	$(7,639)
Weighted-average number of common shares outstanding	11,188,768	6,789,843	11,490,663	6,683,097
Basic earnings (loss) per share	$(0.37)	$(0.14)	$(0.88)	$(1.14)

Diluted earnings per share
Net income (loss)	$(4,177)	$(934)	$(10,147)	$(7,639)
Weighted-average number of common shares outstanding	11,188,768	6,789,843	11,490,663	6,683,097
Incremental Common Shares
Assumed exercise of warrants ¹	—	—	—	—
Common shares potentially issuable ²	—	—	—	—
Weighted-average number of diluted common shares outstanding	11,188,768	6,789,843	11,490,663	6,683,097
Diluted earnings (loss) per share	$(0.37)	$(0.14)	$(0.88)	$(1.14)
________________
(1)For the three and six months ended June 30, 2026 and 2025, both the Arrangement Warrants and debt warrants were anti-dilutive and are excluded from the calculation of diluted earnings per share.
(2)For the three and six months ended June 30, 2026 and 2025, RSUs granted and unvested were anti-dilutive and are excluded from the calculation of diluted earnings per share.
The following table summarizes the anti-dilutive securities that are excluded from the computation of diluted income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Anti-dilutive Securities
Weighted-average number of unexercised warrants	222,079	828,088	222,079	828,088
Weighted-average number RSUs outstanding, inclusive of DEUs	150,686	472,021	75,759	464,319
Total common shares equivalent	372,765	1,300,109	297,838	1,292,407
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
The Company reimburses BCPA for an allocable portion of compensation paid to the Company’s Chief Financial Officer, associated management personnel (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company), and out-of-pocket expenses. While the Servicing Agent performs certain administrative functions for the Company, the management functions of the Company are wholly performed by the Company’s management team. For the three months ended June 30, 2026, the Company incurred administrative fees of $1.8 million (June 30, 2025 – $1.2 million). For the six months ended June 30, 2026, the Company incurred administrative fees of $4.2 million (June 30, 2025 – $2.4 million). As of June 30, 2026, administrative fees payable to BCPA was $1.7 million (December 31, 2025 – $1.7 million).
Staffing and Resource Agreement
On November 18, 2025, the Company entered into a Staffing and Resource Agreement with BCPA (the “Staffing and Resource Agreement”), pursuant to which BCPA makes available certain personnel and other resources to the Company and certain of its subsidiaries to support the Company’s investment advisory operations and related business activities. Personnel provided by BCPA are not employees of the Company. In consideration for providing staffing and other services, the Company pays BCPA a quarterly service fee calculated as a percentage of fee-earning assets under management at rates specified in the Staffing and Resource Agreement and, from time to time, may pay equity-based compensation to BCPA or its designees as mutually agreed. The Staffing and Resource Agreement has an initial one-year term and automatically renews for successive one-year periods, and may be terminated by either party on 60 days’ prior written notice or immediately in specified circumstances. For the three months ended June 30, 2026, the Company incurred fees payable to BCPA under the Staffing and Resource Agreement of $1.0 million (June 30, 2025 – nil). For the six months ended June 30, 2026, the Company incurred fees payable to BCPA under the Staffing and Resource Agreement of $2.0 million (June 30, 2025 – nil). As of June 30, 2026, fees payable to BCPA under the Staffing and Resource Agreement was $2.0 million (December 31, 2025 – $1.0 million).

Transactions with Affiliates - servicing fees
The Company, through MLC US Holdings, a wholly-owned subsidiary of the Company, provides certain administrative services to SCIM in respect of the management of Alternative Credit Income Fund (“ACIF”) in exchange for a servicing fee. Servicing fees are determined quarterly based on an amount equal to the aggregate base management fee and incentive fees received by SCIM from ACIF in respect of such quarter, net of debt servicing expense, a quarterly fee to be retained by SCIM comprised of a specified amount, and an allocable portion of the compensation of SCIM’s investment professionals in connection with their performance of investment advisory services for ACIF (collectively, the “Retained Benefits”). In addition, SCIM is reimbursed by MLC US Holdings quarterly for certain expenses it incurs in connection with the investment advisory services provided to ACIF. Pursuant to this arrangement, the Company receives the net economic benefit derived by SCIM under the ACIF advisory agreement, subject to the holdback of the Retained Benefits and expense reimbursements. For the three months ended June 30, 2026 the Company incurred servicing fees of $0.8 million (June 30, 2025 – $0.7 million). For the six months ended June 30, 2026, the Company incurred servicing fees of $1.5 million (June 30, 2025 – $1.0 million).
The Company, through MLC US Holdings, a wholly-owned subsidiary, issued a promissory note to SCIM on October 30, 2020, with a maturity of October 30, 2040. The note’s value is not to exceed $15.0 million and bears interest at 8.0% per annum, payable quarterly, for the first 10 years. During the second 10 years outstanding, repayments of the note shall occur in equal quarterly installment payments, bearing interest at 8.0% per annum, plus an additional 2.0% annually on overdue principal. As of June 30, 2026, the outstanding principal value of the note was $13.6 million (December 31, 2025 – $13.6 million). For the three months ended June 30, 2026, total interest income was $0.3 million (June 30, 2025: $0.3 million). For the six months ended June 30, 2026, total interest income was $0.5 million (June 30, 2025 – $0.5 million). As of June 30, 2026, the total accrued interest income receivable was $3.5 million (December 31, 2025 – $3.0 million).
Transactions with Affiliates - profit sharing interest
On July 15, 2025, Portman Ridge Finance Corporation (“Portman” or “Portman Ridge”) and Logan Ridge, business development companies previously managed by SCIM and ML Management, respectively, completed a merger whereby Logan Ridge merged with and into Portman (the “Portman-Logan Merger”). Pursuant to the Portman-Logan Merger, Portman was the surviving public entity and continues to be advised by SCIM, in which the Company holds a minority ownership interest of 24.99%. The Portman-Logan Merger resulted in the existing IMA between ML Management and Logan Ridge being terminated. In connection with the closing of the Portman-Logan Merger, MLCSC Holdings LLC, our wholly-owned subsidiary (“MLCSC”), entered into a Profit-Sharing Agreement with BCPSC Holdings LLC, a wholly-owned subsidiary of BCPA and the majority owner of SCIM (the “Profit-Sharing Agreement”). Pursuant to the Profit-Sharing Agreement, MLCSC is entitled to 16.03% of BCPA’s distributions from SCIM. The value of the Profit-Sharing Agreement was determined to be $11.2 million at inception and subsequently refined to $8.2 million in the fourth quarter of 2025, and is considered an indefinite lived intangible asset. Income earned as a result of the profit sharing agreement is recorded as “Other income (loss), net” on the consolidated statement of operations. For the three months ended June 30, 2026, income earned on the profit sharing agreement was $0.5 million (June 30, 2025 - $nil). For the six months ended June 30, 2026, income earned on the profit sharing agreement was $0.6 million (June 30, 2025 – $nil).

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
Other Transactions with BCPA or their Affiliates
The Servicing Agent may, from time to time, pay amounts owed by the Company to third-party providers of goods or services, and the Company will subsequently reimburse the Servicing Agent for such amounts paid on its behalf. Amounts payable to the Servicing Agent are settled in the normal course of business without any formal payment terms. As of June 30, 2026, operating expenses reimbursable to BC Partners for amounts paid on behalf of the Company was $4.8 million (December 31, 2025 – $4.5 million).
The Company may, from time to time, enter into transactions in the normal course of operations with entities that are considered affiliates involved in the credit business of BCPA (“BCPA Credit Affiliates”). As of June 30, 2026, Asset Management held investments with affiliates of BCPA Credit Affiliates totaling $23.9 million (December 31, 2025 – $25.4 million), and Insurance Solutions held investments with affiliates of BCPA Credit Affiliates totaling $18.2 million (December 31, 2025 – $20.9 million). On these investments, Asset Management recognized (i) interest income of $0.3 million and $0.5 million for the three and six months ended June 30, 2026 (June 30, 2025 - $0.3 million and $0.5 million) respectively, (ii) earnings on equity method investments of $0.2 million and $0.5 million for the three and six months ended June 30, 2026 (June 30, 2025 - less than $0.1 million and $0.3 million) respectively, and (iii) dividend income on equity securities of less than $0.1 million for both the three and six months ended June 30, 2026 (June 30, 2025 – less than $0.1 million and $0.1 million) respectively. On these investments, Insurance Solutions recognized (i) interest income of $0.4 million and $0.9 million for the three and six months ended June 30, 2026 and $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and (ii) dividend income of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2026 and $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively.

Further, for the three and six months ended June 30, 2026, the Company incurred expenses of $1.7 million and $3.4 million (June 30, 2025 - $1.8 million and $3.5 million) respectively to an affiliate, for third party administrative services relating to Ability for administering its long-term care block of business. As of June 30, 2026, there was a payable to this affiliate of $0.6 million (December 31, 2025 – $0.6 million).
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

The following presents financial data for the Company’s reportable segments and the reconciliation of Segment Income to Income (loss) before taxes reported in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Asset Management
Management fees	$3,301	$4,422	$6,758	$8,829
Incentive fees	419	478	813	777
Advisory and transaction fees, net	—	—	66	—
Equity investment earnings	153	42	515	324
Interest income¹	271	271	539	539
Other fee-related income	468	—	642	—
Fee-related compensation	(1,125)	(1,105)	(2,337)	(2,573)
Other operating expenses:
Administration and servicing fees	(1,498)	(1,205)	(2,857)	(1,938)
General, administrative and other	(621)	(666)	(1,535)	(1,438)
Fee related earnings	1,368	2,237	2,604	4,520
Insurance Solutions
Net investment income and realized gain (loss), net	11,304	10,993	23,555	24,005
Cost of funds	(4,906)	(7,354)	(11,394)	(16,673)
Compensation and benefits	—	(223)	—	(467)
Interest expense	(318)	(407)	(718)	(735)
General, administrative and other	(3,182)	(3,100)	(6,523)	(6,184)
Spread related earnings	2,898	(91)	4,920	(54)
Segment income	$4,266	$2,146	$7,524	$4,466
Asset Management Adjustments:
Intersegment management fee eliminations	(1,610)	(1,613)	(3,428)	(2,780)
Administration and servicing fees ²	(682)	(607)	(1,750)	(1,111)
Transaction costs	48	(2,753)	(34)	(7,298)
Compensation and benefits ²	(135)	(392)	(346)	(970)
Equity-based compensation	(80)	(219)	(80)	(416)
Amortization and impairment of intangible assets	(674)	(1,889)	(1,118)	(2,799)
Interest and other credit facility expenses	(2,172)	(1,960)	(4,177)	(3,906)
General, administrative and other ²	(1,244)	(592)	(3,338)	(1,543)
Net realized and change in unrealized gains (losses) from investment activities	(967)	867	(1,318)	1,708
Dividend income	5	29	65	67
Interest income - bank interest	30	—	146	—
Other income (loss), net	4	6	4	305
Loss on extinguishment of debt	—	—	(472)	—
Insurance Solutions Adjustments:
Equity-based compensation	—	(120)	—	(257)
Net unrealized gains (losses) from investment activities	(2,100)	4,633	(3,858)	4,760
Other income	(25)	78	(24)	154
Intersegment management fee eliminations	1,610	1,613	3,428	2,780
General, administrative and other ³	(451)	(170)	(1,371)	(772)
Income (loss) before taxes	$(4,177)	$(943)	$(10,147)	$(7,612)
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

The following presents financial data for the Company’s reportable segments and the reconciliation of Segment Revenue to total revenue reported in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Segment Revenues
Asset Management	$4,612	$5,214	$9,333	$10,469
Insurance Solutions	11,304	10,993	23,555	24,005
Total segment revenues	15,916	16,207	32,888	34,474
Asset Management Adjustments:
Intersegment management fee eliminations	(1,610)	(1,613)	(3,428)	(2,780)
Interest income	(271)	(271)	(539)	(539)
Other fee-related income	(468)	—	(642)	—
Insurance Solutions Adjustments:
Net Premiums	(4,474)	(4,238)	(8,718)	(8,251)
Product charges	168	722	286	1,582
Net realized and change in unrealized gains (losses) from investment activities	(2,099)	4,633	(3,857)	4,760
Other income	(25)	78	(24)	154
Intersegment management fee eliminations	1,610	1,613	3,428	2,780
Total revenues	$8,747	$17,130	$19,394	$32,180
The following presents financial data for the Company’s reportable segments and the reconciliation of the Company’s total reportable segment assets to total assets reported in the Condensed Consolidated Statements of Financial Position:

As of	June 30, 2026	December 31, 2025
Segments Assets
Asset Management	$137,217	$145,226
Insurance Solutions	1,497,411	1,534,295
Total segment assets	1,634,628	1,679,521
Asset Management Adjustments:
Intersegment investments	(77,302)	(71,705)
Intersegment receivables	(8,427)	(7,098)
Total assets	$1,548,899	$1,600,718
Note 24. Commitments and contingencies
Investment commitments
In the normal course of business, the Company may enter into commitments to fund investments, which are not reflected in the Condensed Consolidated Financial Statements. There were $1.4 million and $43.8 million of outstanding investment commitments as of June 30, 2026 for Asset Management and Insurance Solutions, respectively (December 31, 2025 – $1.4 million and $49.5 million).
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
Ability is subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, among other things, allegations of underwriting errors or misconduct and litigation related to regulatory activity. These nonclaims litigation matters are considered when determining general expense accruals are necessary. As of June 30, 2026 there were no litigation related expense accruals. Potential legal and regulatory actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal and regulatory matters. A future adverse ruling by the courts in any pending cases could have a material adverse impact on the financial condition of Ability. Based on management’s best assessment at this time, Ability is adequately reserved for these cases as of June 30, 2026.
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
As of June 30, 2026, the Company was in compliance with all financial covenants in its debt facilities. These include restrictions on the distribution capacity from MLC US Holdings to the Company.
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

Under Nebraska law, dividends payable from Ability's unassigned funds during any twelve-month period without prior approval of the state’s Insurance Director are limited to the greater of 10% of Ability’s surplus as shown on the immediately preceding calendar year’s statutory financial statement on file with the NEDOI or 100% net gain from operations for the prior calendar year. Any dividend in excess of such limitation must be approved by the Insurance Director. During the six months ended June 30, 2026 and 2025, Ability could not pay any dividends to its parent absent regulatory approval.
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
Certain concentrations of credit risk related to reinsurance recoverable exist on LTC business, with the insurance organizations listed in the table below:

As of June 30, 2026	A.M. Best credit rating	Net reinsurance recoverable[1]	Funds withheld payable	Net reinsurance credit exposure
Medico Insurance Company	A	$2,231	$—	$2,231
Front Street Re	Not Rated	269,487	232,926	36,561
Nichol International Reinsurance (S.A.C), Ltd.	Not Rated	174,521	175,118	0
Total		$446,239	$408,044	$38,792

As of December 31, 2025	A.M. Best credit rating	Net reinsurance recoverable[1]	Funds withheld payable	Net reinsurance credit exposure
Medico Insurance Company	A	$4,466	$—	$4,466
Front Street Re	Not Rated	273,981	237,143	36,838
Nichol International Reinsurance (S.A.C), Ltd.	Not Rated	178,273	183,802	—
Total		$456,720	$420,945	$41,304
_______________
(1)Includes credit loss allowance of $1.1 million as of June 30, 2026 and December 31, 2025, held against reinsurance recoverable.
Further, our Insurance Solutions segment has the following investment concentration risk:

	As of June 30, 2026
	Fair value	% of total
Insurance Solutions
United States	$721,494	76%
Cayman Islands	182,990	19%
Other¹	48,599	5%
Total insurance solutions	953,083	100%
Insurance Solutions consolidated VIEs
United States	122,864	94%
Other²	7,858	6%
Total insurance solutions consolidated VIEs	130,722	100%
Total	$1,083,805
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
On July 23, 2026, AM Best, a leading, global credit rating agency specializing in the insurance industry, assigned a Financial Strength Rating of B+ “(Good)” and a Long-Term Issuer Credit Rating of bbb- “(Good)” to the Company’s wholly-owned life and annuity insurance subsidiary, Ability Insurance Company.

On August 11, 2026, the Board declared a cash dividend in the amount of $0.03 per common share to be paid on August 31, 2026 to shareholders of record on August 21, 2026.

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
Nature of Business

General

Mount Logan’s Business

Mount Logan, together with its consolidated subsidiaries is an alternative asset management and insurance solutions company. Mount Logan manages its business through two business segments: Asset Management and Insurance Solutions. Its Asset Management segment is focused on investing in and actively managing credit investment opportunities in North America through its wholly-owned subsidiary Mount Logan Management LLC (“ML Management”). The Insurance Solutions segment is conducted by Ability Insurance Company (“Ability”), a Nebraska domiciled insurer that specializes in reinsuring annuity products for the increasing number of individuals seeking to fund retirement needs. Ability also holds a run-off book of long-term care policies. As of June 30, 2026, Mount Logan no longer had any direct full time employees.
Asset Management
Mount Logan’s Asset Management segment focuses on generating recurring asset management fee streams across a variety of credit investing strategies. Mount Logan raises, invests and manages funds, accounts and other vehicles with an emphasis on private credit. As of June 30, 2026, Mount Logan had a total AUM of $2.0 billion.
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
The Asset Management segment also holds a minority interest in Sierra Crest Investment Management (“SCIM”), which manages BCIC, formerly known as Portman Ridge Finance Corp. (“Portman” or “Portman Ridge”), a United States business development company, and Alternative Credit Income Fund (“ACIF”), a closed-end interval fund that invests in a portfolio of public and private credit investments. SCIM is majority owned by BCPA.
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
Mount Logan carefully monitors economic and market conditions that could potentially give rise to market volatility and affect its business operations, including inflation and benchmark interest rates. According to the U.S. Bureau of Labor Statistics, the annual U.S. inflation rate increased to 3.5% from December 31, 2025 to June 30, 2026. This heightening of inflation was part of a broader trend of increasing inflationary pressures. The Federal Reserve maintained the federal funds rate target range at 3.50% to 3.75% throughout the second quarter of 2026, following a series of rate cuts in late 2025. and at its June 2026 meeting continued to balance concerns about inflation, growth, and labor market conditions. Monetary-policy paths across major economies were not uniformly easing as of June 30, 2026: some central banks maintained their policy rates, while others raised rates in response to persistent or renewed inflationary pressures. Accordingly, the Federal Reserve and other central banks could maintain policy rates at current levels or raise them further if inflation remains elevated or reaccelerates, while weaker economic growth or labor-market conditions could result in renewed easing. More generally, higher rates, fiscal tightening, or market volatility can contribute to economic uncertainty and recession risk, and such conditions could adversely affect Mount Logan’s business, financial condition, results of operations, liquidity, and cash flows.

Moreover, Ability is materially affected by conditions in the capital markets and the U.S. economy generally. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital and credit markets may have an adverse effect on Mount Logan’s insurance business because such conditions may decrease the returns on, and value of, its investment portfolio.
Interest Rate Environment
Both medium-term and long-term rates increased between the first and second quarter of 2026, with the U.S. 10-year Treasury yield at 4.44% as of June 30, 2026 compared to 4.32% as of March 31, 2026. Short term rates increased in the same period, with the 3-month secured overnight financing rate at 3.73% as of June 30, 2026 compared to 3.68% as of March 31, 2026.
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
As of June 30, 2026, Ability’s net invested asset portfolio included $329.9 million of floating rate investments, or 44% of its net invested assets. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that Ability is unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. A significant majority of the MYGA policies Ability reinsures have crediting rates that reset upon renewal. While Ability has the contractual right to not accept the renewals, its willingness to do so may be limited by competitive pressures.

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

As of	June 30, 2026	December 31, 2025
50 basis point increase[1]	$714	$653
50 basis point decrease[1]	(714)	(653)
_______________
(1)Losses are presented in brackets and gains are presented as positive numbers.
Actual results may differ significantly from these sensitivity analyses. As such, the sensitivities should only be viewed as directional estimates of the underlying sensitivities for the respective factors based on the assumptions outlined above.
During the first quarter of 2024, Mount Logan entered into interest rate swaps to convert floating-rate interest receipts to fixed-rate interest receipts to reduce exposure to interest rate changes. Mount Logan recognize these derivatives as a Derivatives asset or Derivatives liability and they are presented on a gross basis in the Condensed Consolidated Statements of Financial Position and measured at fair value unless there is a legal right of set-off. Derivatives are initially measured at fair value with subsequent changes therein recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) as the swaps are in hedging relationships, with changes in fair value reclassified into Interest income in the same period as the hedged transactions affect earnings. Mount Logan’s derivative instruments are disclosed below:

June 30, 2026	Notional	Derivative assets	Derivative liabilities
Interest rate swaps	$187,000	$—	$3,477
Total	187,000	—	3,477

December 31, 2025	Notional	Derivative assets	Derivative liabilities
Interest rate swaps	$187,000	$481	$1,388
Total	187,000	481	1,388
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
Restricted cash posted as collateral consists of cash deposited at a bank that is pledged as collateral in connection with the interest rate swaps. The table below represents the cash posted as collateral associated with open derivative positions:

As of	June 30, 2026	December 31, 2025
Restricted cash posted as collateral	$11,640	$9,973
Total	11,640	9,973

Overview of Results of Operations
Financial Measures under U.S. GAAP - Asset Management
The following discussion of financial measures under U.S. GAAP is based on Mount Logan’s Asset Management business as of June 30, 2026.
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
The following quarter to date and year to date tables summarize Mount Logan’s (i) management fees and (ii) incentive fees by fee generating vehicle:

	As of June 30,		As of June 30,		For the three months ended			For the three months ended			Quarter on Quarter change in Total Fees
	2026	2025	2026	2025	June 30, 2026			June 30, 2025
	Management Fees Receivable [7]		Incentive Fees Receivable [7]		Management Fees	Incentive Fees	Total Fees	Management Fees	Incentive Fees	Total Fees	$ Change	% Change
Fee Generating Vehicle

Ability (including consolidated VIEs) [1]	$1,083	$1,094	$—	$—	$1,610	$—	$1,610	$1,613	$—	$1,613	$(3)	—%
BDCs [2]	—	799	—	—	—	—	—	799	—	799	(799)	(100)%
CLOs [3]	553	989	—	—	553	—	553	714	—	714	(161)	(23)%
Interval Funds [4]	107	297	419	479	288	419	707	439	478	917	(210)	(23)%
Ovation Funds [5]	123	180	—	—	345	—	345	517	—	517	(172)	(33)%
Other [6]	281	192	—	—	505	—	505	340	—	340	165	49%
Total Fees	$2,147	$3,551	$419	$479	$3,301	$419	$3,720	$4,422	$478	$4,900	$(1,180)	(24)%

	As of June 30,		As of June 30,		For the six months ended			For the six months ended			Year on Year change in Total Fees
	2026	2025	2026	2025	June 30, 2026			June 30, 2025
	Management Fees Receivable [7]		Incentive Fees Receivable [7]		Management Fees	Incentive Fees	Total Fees	Management Fees	Incentive Fees	Total Fees	$ Change	% Change
Fee Generating Vehicle

Ability (including consolidated VIEs) [1]	$1,083	$1,094	$—	$—	$3,428	$—	$3,428	$2,780	$—	$2,780	$648	23%
BDCs [2]	—	799	—	—	—	—	—	1,605	—	1,605	(1,605)	(100)%
CLOs [3]	553	989	—	—	1,157	—	1,157	1,463	—	1,463	(306)	(21)%
Interval Funds [4]	107	297	419	479	636	813	1,449	1,236	777	2,013	(564)	(28)%
Ovation Funds [5]	123	180	—	—	723	—	723	1,166	—	1,166	(443)	(38)%
Other [6]	281	192	—	—	814	—	814	579	—	579	235	41%
Total Fees	$2,147	$3,551	$419	$479	$6,758	$813	$7,571	$8,829	$777	$9,606	$(2,035)	(21)%
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
Equity Investment Earning
Mount Logan owns a minority interest in SCIM which is accounted for as an investment in associate, and earns its share of the investee’s net income.

Expenses
Compensation and Benefits
Compensation and benefits expense consists of fixed salary, discretionary and non-discretionary bonuses, profit sharing expense associated with the performance fees earned and compensation expense associated with the vesting of non-cash equity-based awards. Mount Logan’s compensation arrangements with certain of its employees include non-cash equity-based awards, which are considered to be ‘performance-based incentives.’ The non-cash equity-based awards are granted subject to management’s discretion and approval by the Board of Directors. There are no clawback provisions associated with the non-cash equity-based awards; however, they are subject to a time-based vesting requirement and continued employment. To date, Mount Logan has not paid any profit sharing associated with performance fees. Because of these performance-based incentives, as Mount Logan’s net revenues increase, Mount Logan’s compensation costs rise. Mount Logan’s compensation costs also reflect the increased investment in people as Mount Logan continues to grow its AUM both organically and inorganically. During the fourth quarter of 2025, Mount Logan’s direct employees were transferred to BCPA. As such, as of June 30, 2026 Mount Logan has no direct employees. However, the compensation costs of BCPA employees who provide services to Mount Logan are attributed to Mount Logan based on AUM, and are now recorded within “Administration and servicing fees.”
Mount Logan grants equity awards to certain directors, officers, and service providers, consisting of Restricted Stock Units (“RSUs”) that generally vest and become exercisable in annual installments depending on the award terms. See Note 20. Equity based compensation to Mount Logan’s Condensed Consolidated Financial Statements for further discussion of equity-based compensation.
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
Other Expenses
The balance of our other expenses includes transaction costs, amortization and impairment of intangible assets, interest and other credit facility expenses, and general, administrative and other operating expenses. Transaction costs are related to any live, closed or dead deal costs. Amortization and impairment of intangible assets is related to purchased investment management agreements as discussed in Note 11. Goodwill and intangible assets to our condensed consolidated financial statements. Interest and credit facility expenses consists of interest and amortization of deferred financing costs related to our debt obligations as discussed in Note 12. Debt obligations to our condensed consolidated financial statements. General, administrative and other expenses includes professional fees and costs related to third party vendors, information technology, travel, and reporting and operations.

Investment and Other Income (Loss)
Net realized and change in unrealized gains (losses) from investment activities
Investment related gains (losses) primarily consist of (i) realized gains and losses on sales of investments, (ii) unrealized gains and losses on equity securities and investments, (iii) changes in the provision for credit losses, and (iv) minor foreign currency related gains and losses on Canadian payments.
Dividend and Interest Income
Dividend income consists primarily of distributions from equity investments, and interest income includes interest on the related party loan to SCIM as well as bank interest on cash held in money markets funds.
Other Income (Loss), Net
Other Income (loss) primarily consists of income from our profit sharing agreement over BCIC, and occasionally miscellaneous income.

Other
The balance of other income or loss includes gains or losses resulting from one-off events material enough to disclose separately.

Financial Measures under U.S. GAAP - Insurance Solutions
The following discussion of financial measures under U.S. GAAP is based on Mount Logan’s Insurance Solutions business, which is operated by Ability, as of June 30, 2026.
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
Net realized and change in unrealized gains (losses) from investment activities
Investment related gains (losses) primarily consist of (i) realized gains and losses on sales of investments, (ii) unrealized gains and losses on trading securities, (iii) unrealized gains and losses on equity securities, (iv) changes in the fair value of the embedded derivatives and derivatives not designated as a hedge, and (v) changes in the provision for credit losses.
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
Other Financial Measures under U.S. GAAP
Income Taxes
Mount Logan had no income tax expense in the second quarter of 2026 compared to a small income tax benefit in the second quarter of 2025. Mount Logan’s income tax expense decreased in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. For the six months ended June 30, 2026, Mount Logan had no income tax expense while for the six months ended June 30, 2025, Mount Logan incurred an income tax expense of less than $0.1 million. Income tax expense was $nil for the six months ended June 30, 2026 as the statutory tax benefit arising from the pretax loss was fully offset by an increase in the valuation allowance against deferred tax assets and other items, as management determined that certain deferred tax assets generated in the period are not more-likely-than-not to be realized.

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
Results of Operations
Below is a discussion of Mount Logan’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025. For additional analysis of the factors that affected Mount Logan’s results at the segment level, see “Segment Analysis” below:

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
					($ in thousands)
REVENUES
Asset Management
Management fees	$1,691	$2,809	$(1,118)	-40%	$3,330	$6,049	$(2,719)	-45%
Incentive fees	419	478	(59)	-12%	813	777	36	5%
Advisory and transaction fees, net	—	—	—	NM	66	—	66	NM
Equity investment earning	153	42	111	264%	515	324	191	59%
	2,263	3,329	(1,066)	-32%	4,724	7,150	(2,426)	-34%
Insurance Solutions
Net Premiums	(4,474)	(4,238)	(236)	6%	(8,718)	(8,251)	(467)	6%
Product charges	168	722	(554)	-77%	286	1,582	(1,296)	-82%
Net investment income	15,269	16,678	(1,409)	-8%	31,945	31,629	316	1%
Net realized and change in unrealized gains (losses) from investment activities	484	3,838	(3,354)	-87%	(4,530)	5,310	(9,840)	-185%
Net revenues of consolidated variable interest entities	1,997	3,549	(1,552)	-44%	1,864	7,182	(5,318)	-74%
Net investment income (loss) on funds withheld	(6,935)	(6,826)	(109)	2%	(6,321)	(12,576)	6,255	-50%
Other income	(25)	78	(103)	-132%	144	154	(10)	-6%
	6,484	13,801	(7,317)	-53%	14,670	25,030	(10,360)	-41%
Total revenues	$8,747	$17,130	$(8,383)	-49%	$19,394	$32,180	$(12,786)	-40%
EXPENSES
Asset Management
Administration and servicing fees	3,305	1,812	1,493	82%	6,944	3,049	3,895	128%
Transaction costs	(48)	2,753	(2,801)	-102%	34	7,298	(7,264)	-100%
Compensation and benefits	215	1,836	(1,621)	-88%	426	4,216	(3,790)	-90%
Amortization and impairment of intangible assets	674	1,889	(1,215)	-64%	1,118	2,799	(1,681)	-60%
Interest and other credit facility expenses	2,172	1,960	212	11%	4,177	3,906	271	7%
General, administrative and other	1,865	1,258	607	48%	4,873	2,981	1,892	63%
	8,183	11,508	(3,325)	-29%	17,572	24,249	(6,677)	-28%

Insurance Solutions
Net policy benefit and claims (remeasurement gain on policy liabilities of $6,064 and $10,523 and $2,945 and $3,025 for the three and six months ended June 30, 2026 and 2025, respectively)	(4,281)	(1,064)	(3,217)	302%	(6,916)	729	(7,645)	-1049%
Interest sensitive contract benefits	4,179	3,997	182	5%	8,468	7,815	653	8%
Amortization of deferred acquisition costs	703	905	(202)	-22%	1,411	1,460	(49)	-3%
Compensation and benefits	—	223	(223)	-100%	—	467	(467)	-100%
Interest expense	318	407	(89)	-22%	718	735	(17)	-2%
General, administrative and other (including related party amounts of $1,680 and $3,352 and $1,753 and $3,485 for the three and six months ended June 30, 2026 and 2025, respectively)	3,633	3,270	363	11%	7,894	6,956	938	13%
	4,552	7,738	(3,186)	-41%	11,575	18,162	(6,587)	-36%
Total expenses	$12,735	$19,246	$(6,511)	-34%	$29,147	$42,411	$(13,264)	-31%
Investment and other income (Loss) - Asset Management
Net realized and change in unrealized gains (losses) from investment activities	(967)	867	(1,834)	-212%	(1,318)	1,708	(3,026)	-177%
Dividend income	5	29	(24)	-83%	65	67	(2)	-3%
Interest income	301	271	30	11%	685	539	146	27%
Other income (loss), net	472	6	466	7767%	646	305	341	112%
Loss on extinguishment of debt	—	—	$—	NM	(472)	—	(472)	NM
Total investment and other income (loss)	(189)	1,173	(1,362)	-116%	(394)	2,619	(3,013)	-115%
Income (loss) before taxes	$(4,177)	$(943)	$(3,234)	343%	$(10,147)	$(7,612)	$(2,535)	33%
Income tax (expense) benefit — Asset Management	—	9	(9)	-100%	—	(27)	27	-100%
Net income (loss)	$(4,177)	$(934)	$(3,243)	347%	$(10,147)	$(7,639)	$(2,508)	33%
______________

Note: “NM” denotes not meaningful.
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
In this section, references to 2026 refer to the three months ended June 30, 2026 and references to 2025 refer to the three months ended June 30, 2025.
Asset Management Segment
Revenues
Revenues were $2.3 million in 2026, a decrease of $1.1 million from $3.3 million in 2025, driven by a decrease in management and incentive fees, partially offset by an increase in equity investment earnings.
Management fees decreased $1.1 million, primarily due to the termination of the Logan Ridge investment management agreement ("IMA") following the July 2025 merger of Logan Ridge and Portman Ridge, and lower fees from the Ovation funds, First Trust, the CLOs and OCIF. The declines in the Ovation, First Trust and CLO fee streams reflected continued wind-down or runoff of the underlying vehicles. OCIF management fees decreased primarily because of higher contractual fee waivers in relation to expense caps on average net assets. These decreases were partially offset by higher fees under the Nichol IMA as the managed asset base increased after the mandate signed in March 2026.

Incentive fees decreased $0.1 million, reflecting lower OCIF pre-incentive fee net investment income.

Equity investment earnings increased by $0.1 million due to better net income results in SCIM, which were primarily driven by the elimination of the legacy cost reimbursement program at SCIM upon the Logan Ridge and Portman merger. SCIM was the adviser of Portman and effective July 15, 2025, upon closing of the merger of Logan Ridge and Portman, became the advisor to the combined company, renamed BCIC.
Expenses
Expenses were $8.2 million in 2026, a decrease of $3.3 million from $11.5 million in 2025. The decrease was primarily driven by lower transaction costs and amortization of intangible assets, partially offset by higher general, administrative and other expenses and interest and credit facility expenses.
Transaction costs decreased $2.8 million in 2026 given the 2025 transaction costs were related to Mount Logan’s merger with TURN, which closed in the third quarter of 2025. Refer to Note 3. Business combinations of the Condensed Consolidated Financial Statements for further detail. 2026 included no business acquisition costs and a net credit from reversals and refunds of other transaction costs.

Amortization and impairment of intangible assets decreased $1.2 million in 2026 as the Ovation IMA intangible asset is amortized on a basis that reflects the net asset value decline in the underlying fee-generating funds which are in wind-down. A larger value of assets were liquidated from the funds in 2025 than 2026, and thus amortization expense mirrors this.
Compensation and benefits costs decreased $1.6 million, primarily due to the acceleration of the RSUs vesting upon change in control related to Mount Logan’s merger with TURN and severance costs for several individuals.
Compensation and benefits decreased $1.6 million while administration and servicing fees increased $1.5 million primarily due to the Company’s employees being transferred to BCPA on October 1, 2025. This effectively resulted in direct compensation costs being exchanged for administrative and staffing fees charged by BCPA as servicing agent. As such, the decrease in on-going compensation costs related to these transferred employees was offset by the increase in administrative fees. The true compensation decrease is in relation to stock compensation expense. In 2025 under the 2019 RSU Plan, $0.3 million of compensation expense was recorded, compared to less than $0.1 million in 2026 for awards granted under the 2025 Plan. Refer to Note 20. Equity based compensation for further detail.
Removing the noise from the compensation cost reclass, administration and servicing fees increased $0.2 million in 2026 compared to 2025, primarily due to higher sub-investment management expenses related to the increased managed asset base on the Nichol IMA.
General, administrative and other expenses increased $0.6 million, primarily due to higher consulting and legal professional fee spend.

Interest and other credit facility expenses increased $0.2 million, as there was a net increase in debt obligations. The increase in debt from the issuance of exchange listed notes in January 2026 and the issuance of additional debenture units in April 2026 more than offset the partial paydown on the MLC US Holdings credit facility in January 2026 (refer to Note 12. Debt obligations of the condensed consolidated financial statements for further detail).

Investment and Other Income (Loss)
Total investment and other income was a loss of $0.2 million in 2026 compared with income of $1.2 million in 2025. The decrease was primarily driven by movements on assets and liabilities held at fair value, partially offset by the increase in income under the profit-sharing agreement.
Net realized and change in unrealized gains (losses) from investment activities decreased $1.8 million primarily driven by unrealized losses on equity investments in 2026 compared with unrealized gains in 2025, and by the absence of the $0.4 million fair value gain recognized in 2025 on the Capitala seller note (refer to Note 12. Debt obligations of the Condensed Consolidated Financial Statements for further details regarding Mount Logan’s debt obligations).

Other income increased $0.5 million due to the introduction of the profit-sharing agreement in the third quarter of 2025. Refer to Note 22. Related parties of the Condensed Consolidated Financial Statements for further details regarding the profit-sharing Agreement.

Insurance Solutions Segment
Revenues
Revenues were $6.5 million in 2026, a decrease of $7.3 million from $13.8 million in 2025. The decrease was primarily driven by decreases in net realized and change in unrealized gains (losses) from investment activities, net revenues of consolidated VIEs, net investment income, product charges, net premiums, and net investment income (loss) on funds withheld.
Net realized and change in unrealized gains (losses) from investment activities were gains of $0.5 million in 2026, a decrease of $3.4 million from gains of $3.8 million in 2025, primarily driven by lower unrealized gains resulting from interest rate movements. This decrease was also attributable to higher credit loss reserve recognized on funds withheld assets under the Modco arrangement in 2026. These decreases were partially offset by lower realized losses in 2026 compared to 2025.
Net revenues of consolidated VIEs were $2.0 million in 2026, a decrease of $1.6 million from $3.5 million in 2025, primarily driven by unfavorable change in fair value of assets due to interest rate movements, resulted in higher unrealized losses in 2026 . The decrease was also attributable to lower net investment income and higher realized losses compared to 2025.
Net investment income was $15.3 million in 2026, a decrease of $1.4 million from $16.7 million in 2025, primarily due to an out-of- period adjustment recognized in 2026 to correct an income overstatement from a prior period, as well as increase in management fees associated with funds withheld assets under the Modco arrangement with Nichol. These decreases were partially offset by disposal of non-performing assets and the reinvestment of proceeds in higher-yielding assets.
Product charges were $0.2 million in 2026, which reflects a decrease of $0.6 million from $0.7 million in 2025, primarily driven by a decrease in early surrenders of MYGA policies in 2026 compared to 2025 which resulted in lower surrender charges/product charges paid by policyholders in 2026.
Net premiums were ($4.5) million in 2026, a decrease of $0.2 million from ($4.2) million in 2025. The negative net premium reflects ceded premiums exceeding direct and assumed premiums within the LTC business, primarily due to additional ceded premium paid to transfer a substantial portion of LTC related risk under a reinsurance arrangement. The decrease in net premiums was primarily driven by a decrease of $1.1 million in direct and assumed premium compared to 2025, partially offset by a decrease of $0.9 million in ceded premium related to the LTC business compared to 2025.
Net investment income (loss) on funds withheld were a loss of ($6.9) million in 2026, which reflects a decrease of $0.1 million from a loss of ($6.8) million in 2025. This decrease was primarily driven by overall increase in the income attributable to funds withheld assets in 2026.

Expenses
Expenses were $4.6 million in 2026, a decrease of $3.2 million from $7.7 million in 2025. The decrease was driven by decreases in net policy benefit & claims and DAC amortization. These decreases were partially offset by increases in general, administrative & other expenses and interest sensitive contract benefits.
Net policy benefit and claims were ($4.3) million in 2026, a decrease of $3.2 million from ($1.1) million in 2025, primarily driven by a favorable assumption update of $1.6 million and a favorable experience adjustment of 0.1 million in the LTC business in 2026 while 2025 observed an unfavorable experience adjustment of $1.5 million.
DAC amortization was $0.7 million in 2026, a decrease of $0.2 million from $0.9 million in 2025, primarily due to lower early surrenders on existing MYGA policies. The higher level of surrenders in 2025 resulted in accelerated amortization of DAC associated with surrendered policies.
General, administrative & other expenses were $3.6 million in 2026, an increase of $0.4 million from $3.3 million in 2025. Expenses were higher in 2026 primarily due to implementation costs for new initiatives in 2026 compared to 2025.
Interest sensitive contract benefits were $4.2 million in 2026, an increase of $0.2 million from $4.0 million in 2025, primarily driven by interest accretion on the additional MYGA block assumed from NSG in the second quarter of 2025.
Income Tax (Provision) Benefit
Mount Logan recorded no income tax expense in 2026, a change from the small income tax benefit in 2025. Income tax expense was $nil in 2026 as the $0.9 million statutory tax benefit on the pre-tax loss of $4.2 million was offset primarily by an increase in the valuation allowance of $1.7 million, partially offset by a dividends received deduction of less than $0.1 million and nondeductible differences of $0.8 million, resulting in no net income tax expense or benefit for the period. The provision for income taxes includes federal, state, local and foreign income taxes, resulting in an effective income tax rate of 0.0% and 0.95% for 2026 and 2025, respectively. For 2026, the most significant reconciling items between the U.S. federal statutory income tax rate of 21.0% and the effective income tax rate were nondeductible differences of $0.8 million and the increase in the valuation allowance against deferred tax assets of $1.7 million. See Note 18. Income taxes to the Condensed Consolidated Financial Statements for further details regarding Mount Logan’s income tax (provision) benefit.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
In this section, references to 2026 refer to the six months ended June 30, 2026, and references to 2025 refer to the six months ended June 30, 2025.
Asset Management Segment
Revenues
Revenues were $4.7 million in 2026, a decrease of $2.4 million from $7.2 million in 2025. The decrease was driven by lower management fees, partially offset by an increase in incentive fees, equity investment earnings and advisory and transaction fees.
Management fees decreased $2.7 million primarily due to the termination of the Logan Ridge investment management agreement ("IMA") following the July 2025 merger of Logan Ridge and Portman Ridge, and lower fees from the Ovation funds, First Trust, the CLOs and OCIF. The declines in the Ovation, First Trust and CLO fee streams reflected continued wind-down or runoff of the underlying vehicles. OCIF management fees decreased primarily due to one-time out of period fee reimbursements in 2025, and higher contractual fee waivers in relation to expense caps on average net assets in 2026. These decreases were partially offset by higher fees under the Nichol IMA as the managed asset base increased after the mandate signed in March 2026.

Incentive fees increased less than $0.1 million, as lower incentive fee waivers in 2026 more than offset lower gross incentive fees. Gross incentive fees actually decreased due to lower OCIF pre-incentive fee net investment income, driven by a shift in the nature of investments held in the fund.

Equity investment earnings increased by $0.2 million due to favorable net income from SCIM, which was primarily driven by the elimination of the legacy cost reimbursement program at SCIM upon the Logan Ridge and Portman Ridge merger. SCIM was the adviser of Portman Ridge and effective July 15, 2025, upon closing of the merger of Logan Ridge and Portman Ridge, became the advisor to the combined company, renamed BCIC.
Advisory and transaction fees are a new, non-recurring fee stream that started in the fourth quarter of 2025. During 2026, the Company earned $0.1 million of origination fees related to assets originated into the Ability investment portfolio by ML Management.

Expenses
Expenses were $17.6 million in 2026, a decrease of $6.7 million from $24.2 million in 2025. The decrease was primarily driven by lower transaction costs and amortization of intangible assets, partially offset by higher general, administrative and other expenses, and interest and other credit facility expenses.

Transaction costs decreased $7.3 million in 2026 given the 2025 transaction costs were related to Mount Logan’s merger with TURN, which closed in the third quarter of 2025. Refer to Note 3. Business combinations of the Condensed Consolidated Financial Statements for further details.
Amortization and impairment of intangible assets decreased $1.7 million in 2026 as the Ovation IMA intangible asset is amortized on a basis that reflects the net asset value decline in the underlying fee-generating funds which are in wind-down. A larger value of assets were liquidated from the funds in 2025 than 2026, and thus amortization expense mirrors this.
Compensation and benefits decreased $3.8 million while administration and servicing fees increased $3.9 million primarily due to the Company’s employees being transferred to BCPA on October 1, 2025. The related cost shift from direct compensation to fees under the Servicing Agreement and Staffing and Resource Agreement caused the offsetting movements in these line items. Refer to Note 22. Related parties for further detail on these agreements.
Taken together, compensation and benefits and administration and servicing fees were relatively unchanged. Outside of the cost shift, administration and servicing fees increased as the economic loss on the ACIF servicing arrangement was higher due to declining fees, and investment expenses were higher due to sub-investment management expenses related to the increased managed asset base on the Nichol IMA.

General, administrative and other expenses increased $1.9 million in 2026 primarily due to higher consulting and legal costs, and a one-time stock exchange tier entry listing fee.

Interest and other credit facility expenses increased by $0.3 million in 2026 as there was a net increase in debt obligations. The increase in debt from the issuance of exchange listed notes and additional debenture units outweighed the partial paydown on the MLC US Holdings credit facility (refer to Note 12. Debt obligations of the Condensed Consolidated Financial Statements for further details).
Investment and Other Income (Loss)
Total investment and other income decreased $3.0 million, primarily due to movements on assets and liabilities held at fair value, and the loss on extinguishment of debt from the partial paydown of the MLC US Holdings credit facility, partially offset by higher other income and interest income.

Net gains from investment activities decreased by $3.0 million into net losses, primarily due to unrealized gains recognized in 2025 on the seller note issued in relation to the Capitala acquisition, which was repaid at its final repayment amount of $0.1 million on October 31, 2025 (refer to Note 12. Debt obligations of the Condensed Consolidated Financial Statements for further details regarding Mount Logan’s debt obligations). There were no such gains in 2026, causing a negative year on year movement. There were also unrealized losses on equity investments contributing to current period losses, compared to unrealized gains on equity investments in 2025.

In proportion to the paydown on the MLC US Holdings credit facility, unamortized transaction costs that were capitalized were written-off as a loss on extinguishment of debt (refer to Note 12. Debt obligations of the Condensed Consolidated Financial Statements for further details regarding Mount Logan’s debt obligations).

Other income increased $0.3 million, primarily due to $0.6 million of income under the new Profit-Sharing Agreement entered in the third quarter of 2025 (refer to Note 22. Related parties of the Condensed Consolidated Financial Statements for further details regarding the Profit-Sharing Agreement). The increase was partially offset by the absence of approximately $0.3 million of tax refunds and other miscellaneous income recognized in 2025.

Interest income increased $0.1 million due to higher bank interest in line with the increase in cash balances.

Insurance Solutions Segment
Revenues
Revenues were $14.7 million in 2026, a decrease of $10.4 million from $25.0 million in 2025. The decrease was primarily driven by decreases in net realized and change in unrealized gains (losses) from investment activities, net revenues of consolidated VIEs, product charges, and net premiums. These decreases were partially offset by increases in net investment income (loss) on funds withheld and net investment income.
Net realized and change in unrealized gains (losses) from investment activities were losses of $4.5 million in 2026, a decrease of $9.8 million from gains of $5.3 million in 2025. The decrease was primarily driven by higher unrealized losses resulting from interest rates movements and related market valuation impacts. This decrease was partially offset by the release of credit loss reserve following the disposal of non-performing assets and lower net realized losses on sale of assets in 2026.
Net revenues of consolidated VIEs were $1.9 million in 2026, a decrease of $5.3 million from $7.2 million in 2025, primarily driven by unfavorable change in fair value of assets due to interest rate movements, resulted in higher unrealized losses in 2026 . The decrease was also attributable to lower net investment income and higher realized losses compared to 2025.
Product charges were $0.3 million in 2026, which reflects a decrease of $1.3 million from $1.6 million in 2025, primarily driven by a decrease in early surrenders of MYGA policies in 2026 compared to 2025 which resulted in lower surrender charges/product charges paid by policyholders in 2026.
Net premiums were ($8.7) million in 2026, a decrease of $0.5 million from ($8.3) million in 2025. The negative net premium reflects ceded premiums exceeding direct and assumed premiums within the LTC business, primarily due to additional ceded premiums paid to transfer a substantial portion of LTC related risk under a reinsurance arrangement. The decrease in net premiums was primarily driven by a decrease of $2.2 million in direct and assumed premiums compared to 2025, partially offset by a decrease of $1.7 million in ceded premium related to the LTC business compared to 2025.
Net investment income (loss) on funds withheld was a loss of ($6.3) million in 2026, an increase of $6.3 million from a loss of ($12.6) million in 2025. This increase was primarily driven by overall decrease in the income attributable to funds withheld assets in 2026.

Net investment income was $31.9 million in 2026, an increase of $0.3 million from $31.6 million in 2025, primarily driven by lower management and incentive fees in 2026 compared to 2025 on funds withheld assets under the Modco arrangement with Nichol.
Expenses
Expenses were $11.6 million in 2026, a decrease of $6.6 million from $18.2 million in 2025. The decrease was primarily driven by a decrease in net policy benefit and claims. This decrease was partially offset by increases in general, administrative & other expenses and interest sensitive contract benefits.
Net policy benefits and claims were $(6.9) million in 2026, a decrease of $7.6 million from $0.7 million in 2025, primarily driven by a favorable assumption update of $4.2 million, partially offset by an unfavorable experience adjustment of 2.3 million in the LTC business in 2026 while 2025 observed an unfavorable experience adjustment of $5.8 million.
General, administrative and other expenses were $7.9 million in 2026, an increase of $0.9 million from $7.0 million in 2025. Expenses were higher in 2026, primarily due to upfront costs incurred to support new initiatives. In addition, compensation and benefit cost are included within general administrative and other expenses in 2026, whereas such costs were presented as a separate line item in the condensed consolidated statement of operation in 2025. Following the transition of an administrative service model in October 2025, these costs are now charged through administrative fees, as the company no longer has employees.
Interest sensitive contract benefits were $8.5 million in 2026, an increase of $0.7 million from $7.8 million in 2025, primarily driven by interest accretion on the MYGA block assumed from NSG in the second quarter of 2025.
Income Tax (Provision) Benefit
Mount Logan recorded no income tax expense in 2026, a decrease from the income tax expense of less than $0.1 million in 2025. Income tax expense was $nil in 2026 as the $2.1 million statutory tax benefit on the pre-tax loss of $10.1 million was offset primarily by an increase in the valuation allowance of $2.2 million, partially offset by a dividends received deduction of less than $0.1 million, resulting in no net income tax expense or benefit for the period. The provision for income taxes includes federal, state, local and foreign income taxes, resulting in an effective income tax rate of 0.0% and (0.35%) for 2026 and 2025, respectively. For 2026, the most significant reconciling items between the U.S. federal statutory income tax rate of 21.0% and the effective income tax rate was the increase in the valuation allowance against deferred tax assets of $2.2 million. See Note 18. Income taxes to the Condensed Consolidated Financial Statements for further details regarding Mount Logan’s income tax (provision) benefit.

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
Asset Management
The following table presents FRE, the performance measure of Mount Logan’s Asset Management segment.

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
Asset Management
Management fees	$3,301	$4,422	$(1,121)	(25)%	$6,758	$8,829	$(2,071)	(23)%
Incentive fees	419	478	(59)	(12)%	813	777	36	5%
Advisory and transaction fees, net	—	—	—	NM	66	—	66	NM
Equity investment earnings	153	42	111	264%	515	324	191	59%
Interest income¹	271	271	—	—%	539	539	—	—%
Other fee-related income	468	—	468	NM	642	—	642	NM
Fee-related compensation	(1,125)	(1,105)	(20)	2%	(2,337)	(2,573)	236	(9)%
Other operating expenses:
Administration and servicing fees	(1,498)	(1,205)	(293)	24%	(2,857)	(1,938)	(919)	47%
General, administrative and other	(621)	(666)	45	(7)%	(1,535)	(1,438)	(97)	7%
Fee related earnings	$1,368	$2,237	$(869)	(39)%	$2,604	$4,520	$(1,916)	(42)%
______________
Note: “NM” denotes not meaningful.
(1)Represents interest income on a loan asset related to a fee generating vehicle.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
In this section, references to 2026 refer to the three months ended June 30, 2026, and references to 2025 refer to the three months ended June 30, 2025.
FRE was $1.4 million in 2026, a decrease of $0.9 million compared to $2.2 million in 2025. The decrease was primarily attributable to lower management fees and higher administration and servicing fees, partially offset by new income under the profit-sharing agreement.
Management fees decreased by $1.1 million primarily due to the termination of the Logan Ridge IMA following the July 2025 merger and lower fees from the Ovation funds, First Trust, the CLOs and OCIF. The declines in the Ovation, First Trust and CLO fee streams reflected continued wind-down or runoff of the underlying vehicles. OCIF management fees decreased primarily because of higher contractual fee waivers in relation to expense caps on average net assets. These decreases were partially offset by higher fees under the Nichol IMA as the managed asset base increased after the mandate signed in March 2026.
Incentive fees decreased by $0.1 million, reflecting lower OCIF pre-incentive fee net investment income.

Equity investment earnings increased by $0.1 million due to better net income results in SCIM, which were primarily driven by the elimination of the legacy cost reimbursement program at SCIM upon the Logan Ridge and Portman merger. SCIM was the adviser of Portman and effective July 15, 2025, upon closing of the merger of Logan Ridge and Portman, became the advisor to the combined company, renamed BCIC.
Other fee-related income represents the income earned from the new profit sharing agreement entered into in July 2025 between Mount Logan and the owner of SCIM. This fee represents 16.03% of the distributions received by the parent entity of SCIM via the profit sharing agreement.

Administration and servicing fees increased $0.3 million, primarily reflecting higher allocations of BCPA administrative resources and higher sub-investment management expenses related to the increased managed asset base on the Nichol IMA.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

In this section, references to 2026 refer to the six months ended June 30, 2026, and references to 2025 refer to the six months ended June 30, 2025.
FRE was $2.6 million in 2026, a decrease of $1.9 million compared to $4.5 million in 2025. This decrease was primarily attributable to the decline in management fees.
Management fees decreased $2.1 million primarily due to the merging of Logan Ridge into Portman Ridge on July 15, 2025, and the decrease in OCIF fees from one-time out of period fee reimbursements received in 2025. The existing Logan Ridge IMA was terminated and therefore, the Company’s management fee stream from Logan Ridge ceased. Other non-core fee streams also continued to decline as funds wind-down and CLOs run-off in their harvest period. The decrease in these fees were partially offset by the increase in Ability and Nichol (previously known as Vista) management fees from the growth in AUM under these IMAs.
Administration and servicing fees increased $0.9 million primarily reflecting higher allocations of BCPA administrative resources and higher net losses under the ACIF servicing arrangement. Sub-investment management expenses were also higher in 2026, in line with the increased managed asset base on the Nichol IMA.

The decrease to FRE was partially offset by the following:

Other fee-related income increased $0.6 million from the new Profit-Sharing Agreement entered into in July 2025 between Mount Logan and the owner of SCIM. This fee represents 16.03% of the distributions received by the parent entity of SCIM, which is effectively the Company’s net incremental share in BCIC’s management and incentive fees.
.
Fee-related compensation decreased in-line with underlying vehicle performance, consistent with decreasing fee revenue.

New advisory and transaction fees were earned in 2026 compared to 2025, as the Company started earning origination fees related to assets originated into the Ability investment portfolio by ML Management.

Asset Management Operating Metrics
Assets Under Management
The following presents Mount Logan’s total AUM by vehicle (in millions):

	Three months ended June 30, 2026
(in millions)	Ability (including consolidated VIEs) [1]	BDCs [2]	CLOs [3]	Interval Funds [4]	Ovation Funds	Other [5]	Total
Change in Total AUM[6]
Beginning of Period	$975	$185	$409	$394	$108	$53	$2,124
Inflows	—	2	—	24	—	—	26
Outflows	(20)	(83)	—	(21)	(5)	(6)	(135)
Net Flows	(20)	(81)	—	3	(5)	(6)	(109)
Realizations	—	12	(22)	(6)	(1)	(2)	(19)
Market activity and other	(2)	59	(12)	(14)	(10)	(6)	15
Inter-vehicle eliminations[7]	—	—	—	(4)	—	—	(4)
End of Period	$953	$175	$375	$373	$92	$39	$2,007

	Three months ended June 30, 2025
(in millions)	Ability (including consolidated VIEs) [1]	BDCs [2]	CLOs [3]	Interval Funds [4]	Ovation Funds	Other [5]	Total
Change in Total AUM[6]
Beginning of Period	$797	$290	$528	$419	$206	$123	$2,363
Inflows	43	15	—	28	—	—	86
Outflows	(17)	(18)	—	(22)	(84)	(14)	(155)
Net Flows	26	(3)	—	6	(84)	(14)	(69)
Realizations	—	(9)	(31)	(7)	(4)	(1)	(52)
Market activity and other	4	12	(6)	12	(4)	3	21
Inter-vehicle eliminations[7]	—	—	—	(4)	—	—	(4)
End of Period	$827	$290	$491	$426	$114	$111	$2,259

	Six month ended June 30, 2026
(in millions)	Ability (including consolidated VIEs) [1]	BDCs [2]	CLOs [3]	Interval Funds [4]	Ovation Funds	Other [5]	Total
Change in Total AUM[6]
Beginning of Period	$873	$194	$441	$411	$109	$69	$2,097
Inflows	120	25	—	50	—	—	195
Outflows	(30)	(94)	—	(44)	(19)	(21)	(208)
Net Flows	90	(69)	—	6	(19)	(21)	(13)
Realizations	—	(10)	(50)	(13)	(4)	(2)	(79)
Market activity and other	(10)	60	(16)	(27)	6	(7)	6
Inter-vehicle eliminations[7]	—	—	—	(4)	—	—	(4)
End of Period	$953	$175	$375	$373	$92	$39	$2,007

	Six month ended June 30, 2025
(in millions)	Ability (including consolidated VIEs) [1]	BDCs [2]	CLOs [3]	Interval Funds [4]	Ovation Funds	Other [5]	Total
Change in Total AUM[6]
Beginning of Period	$746	$306	$564	$410	$212	$111	$2,349
Inflows	97	26	—	69	—	8	200
Outflows	(21)	(40)	—	(52)	(103)	(14)	(230)
Net Flows	76	(14)	—	17	(103)	(6)	(30)
Realizations	—	(11)	(63)	(14)	(9)	(1)	(98)
Market activity and other	5	9	(10)	17	14	7	42
Inter-vehicle eliminations[7]	—	—	—	(4)	—	—	(4)
End of Period	$827	$290	$491	$426	$114	$111	$2,259

_____________
(1)Ability’s AUM excludes assets held under the funds withheld and Modco agreements, and includes a portion of the Nichol assets to which ML Management was appointed as the investment manager of, effective March 2025.
(2)Mount Logan owns a 24.99% interest in SCIM, which is the manager of BCIC. Under the Profit-Sharing Agreement with BCPSC, the majority owner of SCIM, Mount Logan receives 16.03% of their SCIM distribution. BCIC is the new merged entity of Portman Ridge and Logan Ridge, which closed on July 15, 2025. Prior to Logan Ridge merging into Portman, ML Management was the manager of Logan Ridge.
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

Three Months Ended June 30, 2026
Total AUM was $2.0 billion at June 30, 2026, a $0.1 billion decrease from $2.1 billion at March 31, 2026. The decrease is attributable to decreases in AUM across all vehicles. Ability AUM decreased due to cash payments to service claims. BDC AUM decreased due to repayments on borrowings in BCIC. Interval funds AUM decreased due to distributions and realized and unrealized losses. CLO assets will continue to decline given both are in post reinvestment period and continue to harvest their assets. Ovation funds’ AUM will continue to decline pursuant to their wind down. The AUM ML Management sub-advises decreased due to distributions and redemptions.
Six Months Ended June 30, 2026
Total AUM was $2.0 billion at June 30, 2026, a $90 million decrease from December 31, 2025. The decrease was driven by decreases in AUM across the BDCs, CLOs, Interval funds, Ovation funds, and small closed end private funds. BDC assets decreased due to repayments on borrowings, distributions, and repurchase of common stock. ACIF and OCIF AUM decreased due to distributions and realized and unrealized losses. We expect CLO assets will continue to decline given both are in post reinvestment period and continue to harvest their assets. We also expect Ovation funds’ AUM will also continue to decline pursuant to their wind down. The AUM ML Management sub-advises decreased due to redemptions. These decreases in AUM were partially offset by the increase in Ability AUM primarily reflecting the continued ramp-up of the Modco arrangement with Nichol, which Mount Logan now manages completely as of March 2026.
Insurance Solutions
The following table presents Spread Related Earnings, the performance measure of Mount Logan’s Insurance Solutions segment:

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
Insurance Solutions
Net investment income and realized gain (loss), net	$11,304	$10,993	$311	3%	$23,555	$24,005	$(450)	(2)%
Cost of funds	(4,906)	(7,354)	2,448	(33)%	(11,394)	(16,673)	5,279	(32)%
Compensation and benefits	—	(223)	223	(100)%	—	(467)	467	(100)%
Interest expense	(318)	(407)	89	(22)%	(718)	(735)	17	(2)%
General, administrative and other	(3,182)	(3,100)	(82)	3%	(6,523)	(6,184)	(339)	5%
Spread related earnings	$2,898	$(91)	$2,989	(3285)%	$4,920	$(54)	$4,974	(9211)%
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
In this section, references to 2026 refer to the three months ended June 30, 2026, and references to 2025 refer to the three months ended June 30, 2025.
Spread Related Earnings
SRE was $2.9 million in 2026, an increase of $3.0 million, compared to $(0.1) million in 2025. The increase in SRE was primarily driven by lower cost of funds and higher investment income and realized gains (losses) net.
Cost of funds decreased by $2.4 million, primarily driven by a favorable assumption update in 2026 while 2025 observed an unfavorable experience adjustment. The decrease was also attributable to lower DAC amortization due to lower early surrenders on existing MYGA policies in 2026. These decreases were partially offset by increases in interest sensitive contract benefits due to interest accretion on the assumed NSG block as well as reduced premiums from the LTC business in 2026 compared to 2025.
Net investment income and realized gains (losses) net increased by $0.3 million, primarily driven by lower realized losses from investment activities in 2026 compared to 2025.

Net Investment Spread

	Three months ended June 30,
	2026	2025	Change
Net investment income and realized gain or (loss), net	1.45%	1.44%	1bps
Cost of funds¹	(1.41)%	(1.35)%	-6bps
Net Investment spread	0.04%	0.09%	-5bps
_______________
(1)Excludes changes in future policy benefits liabilities of LTC line of business, to calculate net investment spread, which result from changes in actuarial assumptions and future cash flow projections.
Net investment spread was 0.04% in 2026, a decrease of 5 basis points compared to 0.09% in 2025, primarily driven by a higher average net invested asset balance and higher cost of funds, partially offset by higher net investment income and realized gain or (loss) in 2026 compared to 2025.
Net investment income and realized gain or (loss) percent represents the percent of net investment income and realized gain (loss) over average net invested assets. Net investment income and realized gain (loss) was 1.45% in 2026, an increase of 1 basis points compared to 1.44% in 2025, primarily driven by lower realized losses from investment activities in 2026, partially offset by higher average net invested assets (including cash on hand) in 2026 compared to 2025.
Cost of funds percent represents the percent of cost of funds over average net invested assets. Cost of funds were higher in 2026 compared to 2025 primarily driven by an increase in interest sensitive contract benefits from the assumption of the NSG MYGA block in the second quarter of 2025, partially offset by lower DAC amortization due to lower early surrenders related to MYGA policies.
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
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
In this section, references to 2026 refer to the six months ended June 30, 2026, and references to 2025 refer to the six months ended June 30, 2025.

Spread Related Earnings

SRE was $4.9 million in 2026, an increase of $5.0 million, compared to less than $0.1 million in 2025. The increase in SRE was primarily driven by lower cost of funds, lower general, administrative and other expenses including compensation and benefits, partially offset by lower net investment income and realized gains (losses).
Cost of funds decreased by $5.3 million, primarily driven by a favorable assumption update in 2026 while 2025 observed an unfavorable experience adjustment. The decrease was also attributable to lower DAC amortization due to lower early surrenders on existing MYGA policies in 2026. These decreases were partially offset by increases in interest sensitive contract benefits due to interest accretion on the assumed NSG block as well as reduced premiums from the LTC business in 2026 compared to 2025.

Net investment income and realized gains (losses) decreased by $0.5 million. The decrease was primarily driven by higher realized losses and lower investment income from VIEs compared to 2025.
General, administrative and other expenses increased by $0.3 million in 2026. This increase was offset by decrease in compensation and benefits, as compensation and benefit costs in 2026 were included within administrative fees under general, administrative and other expenses.
Net Investment Spread

	Six months ended June 30,
	2026	2025	Change
Net investment income and realized gain or (loss), net	3.01%	3.17%	-16bps
Cost of funds¹	(2.80)%	(2.60)%	-20bps
Net Investment spread	0.21%	0.57%	-36bps

_______________
(1)Excludes changes in future policy benefits liabilities of LTC line of business, to calculate net investment spread, which result from changes in actuarial assumptions and future cash flow projections.
Net investment spread was 0.21% in 2026, a decrease of 36 basis points compared to 0.57% in 2025, primarily driven by a higher average net invested asset balance, lower net investment income and realized gain or (loss), and higher cost of funds in 2026 compared to 2025.
Net investment income and realized gain or (loss) percent represents the percent of net investment income and realized gain (loss) over average net invested assets. Net investment income and realized gain (loss) was 3.01% in 2026, a decrease of 16 basis points compared to 3.17% in 2025, primarily driven by higher average net invested assets (including cash on hand), higher realized losses and lower investment income from VIEs compared to 2025.
Cost of funds percent represents the percent of cost of funds over average net invested assets. Cost of funds were higher in 2026 compared to 2025. primarily driven by an increase in interest sensitive contract benefits from the assumption of the NSG MYGA block in the second quarter of 2025, partially offset by lower DAC amortization due to lower early surrenders related to MYGA policies in 2026.
Investment Portfolio and Net Investment Spread
Ability had total investments, including related parties and consolidated VIEs, of $1,084 million and $1,055 million as of June 30, 2026, and June 30, 2025, respectively. Total investments have increased by 3% compared to 2025, which is primarily driven by purchases. Ability’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its duration of liabilities. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Ability’s liability profile. Ability takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Ability has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial real estate loans, among others. Ability also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products, both as an expression of its macroeconomic views as well as to capture incremental returns versus fixed rate instruments. Depending on its market outlook, Ability will use financial hedges to increase or reduce its exposure to various macroeconomic factors, including interest rate, foreign currency exchange rate, and / or performance of market indices. In addition to its fixed income portfolio, Ability opportunistically allocates to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.
Segment Income
Segment Income is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Segment Income is the sum of (i) FRE and (ii) SRE. The following presents a reconciliation of Net Income (loss) attributable to Mount Logan common shareholders to Segment Income:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(4,177)	$(934)	$(10,147)	$(7,639)
Income tax (expense) benefit — Asset Management	—	9	—	(27)
Income (loss) before taxes	(4,177)	(943)	(10,147)	(7,612)
Asset Management Adjustments:
Intersegment management fee eliminations	1,610	1,613	3,428	2,780
Administration and servicing fees [1]	682	607	1,750	1,111
Transaction costs	(48)	2,753	34	7,298
Compensation and benefits [1]	135	392	346	970
Equity-based compensation	80	219	80	416
Amortization and impairment of intangible assets	674	1,889	1,118	2,799
Interest and other credit facility expenses	2,172	1,960	4,177	3,906
General, administrative and other [1]	1,244	592	3,338	1,543
Net realized and change in unrealized gains (losses) from investment activities	967	(867)	1,318	(1,708)
Dividend income	(5)	(29)	(65)	(67)
Interest income - bank interest	(30)	—	(146)	—
Other income (loss), net	(4)	(6)	(4)	(305)
Loss on extinguishment of debt	—	—	472	—
Insurance Solutions Adjustments:			—	—
Equity-based compensation	—	120	—	257
Net unrealized gains (losses) from investment activities	2,100	(4,633)	3,858	(4,760)
Other income	25	(78)	24	(154)
Intersegment management fee eliminations	(1,610)	(1,613)	(3,428)	(2,780)
General, administrative and other [2]	451	170	1,371	772
Segment Income	$4,266	$2,146	$7,524	$4,466
_______________
(1)Represents corporate overhead allocated to each segment.
(2)Represents costs incurred by the insurance segment for purposes of U.S. GAAP reporting including one-time upfront cost associated with the new initiatives but not the day-to-day operations of the insurance company.

Liquidity and Capital Resources
Overview
Mount Logan primarily derives revenues and cash flows from the assets we manage and the retirement savings products we issue and reinsure. Based on management’s experience, we believe that our current liquidity position, together with the cash generated from revenues, will be sufficient to meet our anticipated expenses and other working capital needs for at least the next 12 months. For the longer-term liquidity needs of the Asset Management business, we expect to continue to fund the Asset Management business’s operations through management fees and incentive fees received. The principal sources of liquidity for the Insurance Solutions segment, in the ordinary course of business, are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets. At June 30, 2026, we had $80.7 million of unrestricted cash and cash equivalents.
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

Cash Flow Analysis
The section below discusses in more detail our primary sources and uses of cash and the primary drivers of cash flows within our Condensed Consolidated Statements of Cash Flows:

	Six months ended June 30,
(in thousands)	2026	2025
Operating activities	$(31,516)	$(6,993)
Investing activities	(2,418)	17,045
Financing activities	(17,485)	22,016
Cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs, end of period	$92,306	$133,772
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
•During the six months ended June 30, 2026 and June 30, 2025, cash used in operating activities reflects Asset Management expense reimbursements to BCPA under the Servicing Agreement for third-party costs incurred, direct vendor payments, interest expense on borrowings, compensation and quarterly tax payments. Cash used in operating activities also reflects net cash benefit payments associated with the LTC business, purchases of investments by consolidated VIEs, policy acquisition costs, and other operating expenses within Insurance Solutions. These outflows were partially offset by inflows of management fees, realized incentive fees, and distributions from SCIM within Asset Management, and investment income, settlement of reinsurance recoverables related to the LTC business and proceeds from the sale of investments held by consolidated VIEs within Insurance Solutions.

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
•During the six months ended June 30, 2026, cash used in investing activities primarily reflects purchase of investments, mainly available-for-sale (“AFS”) and mortgage loans, partially offset by sales, maturities and repayment of investments within Insurance Solutions.
•During the six months ended June 30, 2025, cash provided by investing activities primarily reflects the sales, maturities and repayment of investments, partially offset by purchase of investments, mainly available-for-sale (“AFS”) and mortgage loans within Insurance Solutions.
Financing Activities
Our financing activities reflect our capital market transactions and transactions with equity holders. The primary sources of cash within financing activities primarily include proceeds from debt issuances and proceeds from reinsurance of MYGA. The primary uses of cash within financing activities include dividends payments and repayments of debt.
•During the six months ended June 30, 2026, cash used in financing activities primarily reflects payment of dividends, repurchase of common shares, repayment of borrowings and the payment of debt issuance costs in the Asset Management segment. Surrenders or benefit payments related to MYGA policies (classified as investment-type contracts) as well as repayment of borrowings within the Insurance Solutions segment also contributed to the use of cash. These outflows were partially offset by the issuance of exchange listed notes by the Asset Management segment.
•During the six months ended June 30, 2025, cash provided by financing activities primarily reflects deposits from the assumption of the NSG MYGA block as well as increased borrowings in the Insurance Solutions segment. These inflows were partially offset by surrenders or benefit payments related to MYGA policies (classified as investment-type contracts) within the Insurance Solutions segment, and the repayment of debt within the Asset Management segment and the payment of dividends.

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
At June 30, 2026, the Asset Management business had $4.8 million of unrestricted cash and cash equivalents.
Future Debt Obligations
The Asset Management business had long-term debt outstanding of $98.3 million at June 30, 2026, which includes notes with maturities in 2027, 2031 and 2032. There are also scheduled incremental repayments of principal on the credit facility in 2026. See Note 12. Debt obligations to the Condensed Consolidated Financial Statements for further information regarding the Asset Management business’s debt arrangements.
Future Cash Flows
Mount Logan’s ability to execute Mount Logan’s business strategy, particularly Mount Logan’s ability to increase Mount Logan’s AUM, depends on Mount Logan’s ability to establish new funds and to raise additional investor capital within such funds. Mount Logan’s liquidity will depend on a number of factors, such as Mount Logan’s ability to project our financial performance, which is highly dependent on the funds it manages and its ability to manage our projected costs, fund performance, access to credit facilities, compliance with the existing credit agreement, as well as industry and market trends. Also, during economic downturns the funds Mount Logan manages might experience cash flow issues or liquidate entirely. In these situations, Mount Logan might be asked to reduce or eliminate the management fee and incentive fees it charges, which could adversely impact Mount Logan’s cash flow in the future. An increase in the fair value of the investments of the funds Mount Logan manages, by contrast, could favorably impact its liquidity through higher management fees where the management fees are calculated based on the net asset value, gross assets or adjusted assets. Additionally, higher incentive fees not yet realized would generally result when investments appreciate over their cost basis which would not have an impact on the Asset Management business’s cash flow until realized.
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
Pending Transactions

As previously disclosed, on March 18, 2026, OCIF, a fund managed by ML Management, entered into definitive agreements to acquire the assets of Yieldstreet Alternative Income Fund (“YS AIF”) (the “Asset Acquisition”). In connection with the Asset Acquisition, ML Management entered into a Transaction Services Agreement with Willow Asset Management LLC (“Willow”), the advisor of YS AIF, pursuant to which Willow will provide access to books and records of YS AIF, certain transition services and licenses in exchange for aggregate consideration of up to $5 million, payable in cash and shares of the Company’s common stock. The transaction is expected to close in the third quarter of 2026.

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

As of	June 30, 2026	December 31, 2025
Cash and cash equivalents[1]	$75,892	$118,753
Restricted cash	11,640	9,973
Investments	605,447	639,221
Receivable for investments sold	1,021	—
Accrued interest and dividend receivable[1]	13,163	12,596
Total liquid assets	$707,163	$780,543
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
Ability’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed Ability’s estimates and assumptions over the life of an annuity contract. Ability includes provisions within its annuity policies, such as surrender charges and market value adjustments, which are intended to protect it from early withdrawals. As of June 30, 2026, and June 30, 2025, approximately 77% of Ability’s MYGA policies were subject to penalty upon surrender. In addition, as of June 30, 2026, and June 30, 2025, approximately 84% and 75%, respectively, of policies contained Market Value Adjustments (“MVAs”) that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease.
Dividends from Insurance Subsidiaries
The NAIC has established minimum capital requirements in the form of RBC that factors the type of business written by an insurance company, the quality of its assets and various other aspects of its business to develop a minimum level of capital known as “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under SAP, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. As of December 31, 2025, and 2024, the RBC ratio of Ability was 501% and 325% , respectively.
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
Future Debt Obligations
Ability had long-term debt of $12.0 million as of June 30, 2026, which includes notes with maturities in 2032. See Note 12. Debt obligations to the Condensed Consolidated Financial Statements for further information regarding Ability’s debt arrangements.
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

	Fair Value Measurements
June 30, 2026	Level 1	Level 2	Level 3	NAV	Total
Financial assets
Asset Management
Equity securities	$620	$—	$6,237	$—	$6,857
Derivatives	—	—	—	—	—
Other invested assets	—	—	71	—	71
Total financial assets — Asset Management	620	—	6,308	—	6,928
Insurance Solutions
Debt securities:
U.S. government and agency	—	9,833	—	—	9,833
U.S. state, territories and municipalities	—	5,200	—	—	5,200
Other government and agency	—	2,507	—	—	2,507
Corporate	—	261,120	10,001	—	271,121
Asset and mortgage-backed securities	—	279,270	40,373	—	319,643
Corporate loans	—	17,639	108,536	—	126,175
Equity securities	138	2,226	301	1,800	4,465
Other invested assets	—	9,995	4,749	275	15,019
Total financial assets — Insurance Solutions	138	587,790	163,960	2,075	753,963
Corporate loans of consolidated VIEs	—	—	129,606	—	129,606
Equity of consolidated VIEs	—	—	1,116	—	1,116
Total financial assets including consolidated VIEs	138	587,790	294,682	2,075	884,685
Derivatives	—	—	—	—	—
Total financial assets	$758	$587,790	$300,990	$2,075	$891,613

Financial liabilities
Insurance Solutions
Ceded reinsurance - embedded derivative	—	31,949	—	—	31,949
Interest rate swaps	—	3,477	—	—	3,477
Total financial liabilities — Insurance Solutions	—	35,426	—	—	35,426
Total financial liabilities	$—	$35,426	$—	$—	$35,426

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	NAV	Total
Financial assets
Asset Management
Equity securities	$3,834	$91	$6,484	$—	$10,409
Derivatives	—	—	13	—	13
Other invested assets	—	—	72	—	72
Total financial assets — Asset Management	3,834	91	6,569	—	10,494
Insurance Solutions
Debt securities:
U.S. government and agency	—	10,348	—	—	10,348
U.S. state, territories and municipalities	—	5,354	—	—	5,354
Other government and agency	—	2,475	—	—	2,475
Corporate	—	261,039	10,149	—	271,188
Asset and mortgage-backed securities	—	323,246	19,427	—	342,673
Corporate loans	—	7,499	116,568	—	124,067
Equity securities	7,644	2,246	3,240	1,923	15,053
Other invested assets	—	51	5,637	299	5,987
Total financial assets — Insurance Solutions	7,644	612,258	155,021	2,222	777,145
Corporate loans of consolidated VIEs	—	—	119,731	—	119,731
Equity securities of consolidated VIEs	—	—	949	—	949
Total financial assets including consolidated VIEs	7,644	612,258	275,701	2,222	897,825
Derivatives	—	481	—	—	481
Total financial assets	$11,478	$612,830	$282,270	$2,222	$908,800

Financial liabilities
Insurance Solutions
Ceded reinsurance - embedded derivative	—	29,650	—	—	29,650
Interest rate swaps	—	1,388	—	—	1,388
Total financial liabilities — Insurance Solutions	—	31,038	—	—	31,038
Total financial liabilities	$—	$31,038	$—	$—	$31,038
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
Ability issues and reinsures products or purchases investments that contain embedded derivatives. If it determines an embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately, unless the Fair Value Option (“FVO”) is elected on the host contract. Under the FVO, bifurcation of the embedded derivative is not necessary as the entire contract is carried at fair value with all related gains and losses recognized in Net realized and change in unrealized gains (losses) from investment activities in the Condensed Consolidated Statements of Operations. Embedded derivatives are carried at fair value in the Condensed Consolidated Statements of Financial Position in the same line item as the host contract.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer, principal financial officer, and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer, principal financial officer, and principal accounting officer have concluded that these disclosure controls were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).

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

Mount Logan Capital Inc.

Date: August 11, 2026	By:	/s/ Ted Goldthorpe
Ted Goldthorpe
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Brandon Satoren
Brandon Satoren
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)