Form 10-Q
period 2026-09-30
Mount Logan Capital Inc.
filed 2026-11-10
CIK 2051820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 10, 2026, the registrant had 11,490,883 shares of Common Stock outstanding.

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

Part I - Financial Information
Item 1. Financial Statements

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except per share data)	September 30, 2026	December 31, 2025
ASSETS
Asset Management
Cash and cash equivalents	$3,065	$14,999
Investments (including related party amounts of $10,219 and $25,423 at September 30, 2026 and December 31, 2025, respectively)	10,775	29,298
Intangible assets	24,360	10,961
Other assets (including related party amounts of $1,852 and $5,245 at September 30, 2026 and December 31, 2025, respectively)	9,968	11,165
	48,168	66,423
Insurance Solutions
Cash and cash equivalents	40,546	88,723
Restricted cash	19,241	9,973
Investments (including related party amounts of $16,009 and $20,867 at September 30, 2026 and December 31, 2025, respectively)	862,638	956,808
Derivatives	—	481
Assets of consolidated variable interest entities
Cash and cash equivalents	16,731	30,030
Investments	128,681	120,680
Other assets	1,100	955
Reinsurance recoverable	236,875	272,918
Intangible assets	2,444	2,444
Deferred acquisition costs	4,119	6,791
Goodwill	30,193	30,193
Other assets	19,020	14,299
	1,361,588	1,534,295
Total assets	$1,409,756	$1,600,718
LIABILITIES
Asset Management
Due to related parties	$14,285	$11,844
Debt obligations	98,392	76,250
Accrued expenses and other liabilities	4,853	9,515
	117,530	97,609
Insurance Solutions
Future policy benefits	698,909	781,881
Interest sensitive contract liabilities	281,283	363,981
Funds held under reinsurance contracts	222,028	237,143
Debt obligations	12,000	17,250
Derivatives	11,596	1,388
Accrued expenses and other liabilities	3,738	10,510
	1,229,554	1,412,153
Total liabilities	$1,347,084	$1,509,762

Commitments and Contingencies (See Note 24)
EQUITY
Common shares, $0.001 par value, 150,000,000 shares authorized, 11,490,883 and 12,786,770 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$11	$13
Warrants	1,426	1,426
Additional paid-in-capital	163,039	177,099
Retained earnings (accumulated deficit)	(135,625)	(120,746)
Accumulated other comprehensive income (loss)	33,821	33,164
Total equity	62,672	90,956
Total liabilities and equity	$1,409,756	$1,600,718
See accompanying notes to the condensed consolidated financial statements (unaudited).

MOUNT LOGAN CAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
REVENUES
Asset Management
Management fees	$1,874	$1,851	$5,204	$7,900
Incentive fees	—	431	813	1,208
Advisory and transaction fees, net	—	—	66	—
Equity investment earning	144	481	659	805
	2,018	2,763	6,742	9,913
Insurance Solutions
Net premiums	(4,389)	(4,492)	(13,107)	(12,743)
Product charges	143	184	429	1,766
Net investment income	17,181	16,992	49,126	48,621
Net realized and change in unrealized gains (losses) from investment activities	(8,694)	3,775	(13,224)	9,085
Net revenues of consolidated variable interest entities	1,701	2,797	3,565	9,979
Net investment income (loss) on funds withheld	2,763	(10,656)	(3,558)	(23,232)
Other income	2,128	76	2,272	230
	10,833	8,676	25,503	33,706
Total revenues	12,851	11,439	32,245	43,619
EXPENSES
Asset Management
Administration and servicing fees	3,764	1,564	10,708	4,613
Transaction costs	17	3,185	51	10,483
Compensation and benefits	512	4,161	938	8,377
Amortization and impairment of intangible assets	512	8,272	1,630	11,071
Interest and other credit facility expenses	2,185	1,970	6,362	5,876
General, administrative and other	2,400	2,980	7,273	5,961
	9,390	22,132	26,962	46,381
Insurance Solutions
Net policy benefit and claims (remeasurement gain on policy liabilities of $3,907 and $14,430 and $3,846 and $6,871 for the three and nine months ended September 30, 2026 and 2025, respectively)	(2,393)	(2,118)	(9,309)	(1,389)
Interest sensitive contract benefits	4,171	4,154	12,639	11,969
Amortization of deferred acquisition costs	1,431	929	2,842	2,389
Compensation and benefits	—	73	—	540
Interest expense	300	408	1,018	1,143
General, administrative and other (including related party amounts of $1,641 and $4,993 and $1,773 and $5,258 for the three and nine months ended September 30, 2026 and 2025, respectively)	3,131	3,338	11,025	10,294
	6,640	6,784	18,215	24,946
Total expenses	16,030	28,916	45,177	71,327
Investment and other income (loss) - Asset Management
Net realized and change in unrealized gains (losses) from investment activities	(1,044)	1,342	(2,362)	3,050
Dividend income	9	22	74	89
Interest income	282	275	967	814
Other income (loss), net	207	251	853	556
Loss on extinguishment of debt	—	—	(472)	—
Gain on acquisition	—	4,457	0	4457
Total investment and other income (loss)	(546)	6,347	(940)	8,966
Income (loss) before taxes	(3,725)	(11,130)	(13,872)	(18,742)
Income tax (expense) benefit — Asset Management	—	(2,306)	—	(2,333)
Net income (loss)	$(3,725)	$(13,436)	$(13,872)	$(21,075)
Earnings per share
Net income (loss) attributable to common shareholders - Basic and Diluted	$(0.33)	$(1.64)	$(1.21)	$(2.93)
Net income (loss) attributable to common shareholders - Diluted	(0.33)	(1.64)	(1.21)	(2.93)
Weighted average shares outstanding – Basic and Diluted	11,313,555	8,174,426	11,430,978	7,185,669
Weighted average shares outstanding – Diluted	11,313,555	8,174,426	11,430,978	7,185,669

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income (loss)	$(3,725)	$(13,436)	$(13,872)	$(21,075)
Other comprehensive income (loss), before tax:
Unrealized investment gains (losses) on available-for-sale securities	(7,742)	4,498	(9,555)	6,184
Unrealized gains (losses) on hedging instruments	(8,119)	501	(10,689)	5,237
Remeasurement gains (losses) on future policy benefits and reinsurance recoverable related to discount rate	20,509	(7,175)	20,901	(15,167)
Other comprehensive income (loss), before tax	4,648	(2,176)	657	(3,746)
Income tax expense (benefit) related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	4,648	(2,176)	657	(3,746)
Comprehensive income (loss)	$923	$(15,612)	$(13,215)	$(24,821)

See accompanying notes to the condensed consolidated financial statements (unaudited).

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands, except for number of shares)

Three and nine months ended September 30, 2026	Number of Voting Common Shares	Par Value of Common Shares	Warrants	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Equity
Balance at July 1, 2026	11,188,768	$11	$1,426	$161,713	$(131,562)	$29,173	$60,761
Share issuance for investment purchase	302,115	—	—	904	—	—	904
Equity based compensation	—	—	—	422	—	—	422
Common shares repurchased	—	—	—	—	—	—	—
Shareholder dividends ($0.03 per share)	—	—	—	—	(338)	—	(338)
Net income (loss)	—	—	—	—	(3,725)	—	(3,725)
Other comprehensive income (loss)	—	—	—	—	—	4,648	4,648
Balance at September 30, 2026	11,490,883	$11	$1,426	$163,039	$(135,625)	$33,821	$62,672
Balance at January 1, 2026	12,786,770	$13	$1,426	$177,099	$(120,746)	$33,164	$90,956
Share issuance for investment purchase	302,115	—	—	904	—	—	904
Equity based compensation	(7,401)	—	—	501	—	—	501
Common shares repurchased	(1,590,601)	(2)	—	(15,465)	—	—	(15,467)
Shareholder dividends ($0.09 per share)	—	—	—	—	(1,007)	—	(1,007)
Net income (loss)	—	—	—	—	(13,872)	—	(13,872)
Other comprehensive income (loss)	—	—	—	—	—	657	657
Balance at September 30, 2026	11,490,883	$11	$1,426	$163,039	$(135,625)	$33,821	$62,672

Three and nine months ended September 30, 2025	Number of Voting Common Shares	Par Value of Common Shares	Warrants	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at July 1, 2025	6,789,843	$7	$1,426	$129,531	$(66,727)	$35,471	$99,708
Share Issuance for reverse acquisition	5,666,700	6	—	46,806	—	—	46,812
Share issuance for investment purchase	122,308	—	—	870	—	—	870
Equity based compensation	—	—	—	2,124	—	—	2,124
Restricted Share Units release	368,578	—	—	(798)	—	—	(798)
Common shares repurchased	(160,637)	—	—	(1,434)	—	—	(1,434)
Shareholder dividends ($0.06 per share)	—	—	—	—	(427)	—	(427)
Net income (loss)	—	—	—	—	(13,436)	—	(13,436)
Other comprehensive income (loss)	—	—	—	—	—	(2,176)	(2,176)
Balance at September 30, 2025	12,786,792	$13	$1,426	$177,099	$(80,590)	$33,295	$131,243
Balance at January 1, 2025	6,133,631	$6	$1,426	$123,889	$(58,279)	$37,041	$104,083
Share Issuance for reverse acquisition	5,666,700	6	—	46,806	—	—	46,812
Share issuance for investment purchase	760,188	1	—	5,869	—	—	5,870
Equity based compensation	4,101	—	—	2,843	—	—	2,843
Restricted Share Units release	382,809	—	—	(874)	—	—	(874)
Common shares repurchased	(160,637)	—	—	(1,434)	—	—	(1,434)
Shareholder dividends ($0.18 per share)	—	—	—	—	(1,236)	—	(1,236)
Net income (loss)	—	—	—	—	(21,075)	—	(21,075)
Other comprehensive income (loss)	—	—	—	—	—	(3,746)	(3,746)
Balance at September 30, 2025	12,786,792	$13	$1,426	$177,099	$(80,590)	$33,295	$131,243
See accompanying notes to the condensed consolidated financial statements (unaudited).

MOUNT LOGAN CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$(13,872)	$(21,075)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net realized (gains) losses on investments	11,939	2,697
Net realized (gains) losses on foreign currency	—	(33)
Net change in unrealized (gains) losses on investments	17,749	(11,216)
Change in fair value of debt obligation	—	(1,339)
Payment in-kind interest	909	181
Equity investment earnings	(659)	(805)
Amortization of debt issuance costs	174	377
Amortization of deferred acquisition costs	2,842	2,389
Amortization of intangible assets	1,630	3,103
Impairment of intangible assets	—	7,968
Net amortization of premiums and accretion of discounts on investments	(519)	216
Equity based compensation	501	1,969
Increase (decrease) in estimated credit losses	(7,479)	(360)
Write-off of unamortized debt issuance costs	472	—
Merger Transaction Activity	(2,835)	—
Gain on reverse acquisition of business	—	(4,457)
Gain on recapture	(1,849)	—
(Increase) decrease in operating assets:
Reinsurance recoverable	8,053	7,939
Change in deferred acquisition costs	(170)	(3,393)
Distributions from equity method investments	2,169	1,314
Other assets	(2,204)	(1,046)
Other assets of consolidated VIEs	(145)	519
Purchases of investments by consolidated VIEs	(63,465)	(66,073)
Proceeds from sale of investments by consolidated VIEs	49,530	61,074
Increase (decrease) in operating liabilities:
Due to related parties	2,442	(2,182)
Future policy benefits	(34,082)	(18,527)
Interest sensitive contract liabilities	12,639	11,969
Funds held under reinsurance contracts	(15,115)	3,698
Accrued expenses and other liabilities	(4,208)	(547)
Net cash used in operating activities	$(35,553)	$(25,640)

Investing Activities
Purchases of investments	(244,139)	(218,720)
Proceeds received from reverse acquisition of business	—	36,794
Proceeds from sales and repayments of investments	249,393	252,944
Net cash provided by (used in) investing activities	$5,254	$71,018

Financing Activities
Shareholder dividends	(1,007)	(1,236)
Repurchase of common shares	(15,467)	(1,434)
Issuance of common shares	904	—
Proceeds from borrowings of asset management business	45,597	—
Repayments of borrowings of asset management business	(24,500)	(2,000)
Financing costs paid and deferred	(2,324)	—
Proceeds from borrowings of insurance business	—	3,000
Repayments of borrowings of insurance business	(5,250)	—
Deposits on investment-type policies and contracts	911	42,996
Withdrawals on investment-type policies and contracts	(32,707)	(26,592)

	Nine months ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in) financing activities	$(33,843)	$14,734
Effects of exchange rate changes on cash and restricted cash

Net increase (decrease) in cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs	(64,142)	60,112
Cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs, beginning of the period	143,725	101,703
Cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs, end of period	$79,583	$161,815

Cash, cash equivalents, restricted cash and cash and cash equivalents of consolidated VIEs
Asset Management
Cash and cash equivalents	3,065	22,283
Total Asset Management	3,065	22,283
Insurance Solutions
Cash and cash equivalents	40,546	108,242
Restricted cash	19,241	9,967
Cash and cash equivalents of consolidated VIEs	16,731	21,323
Total Insurance Solutions	76,518	139,532
Total cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs	$79,583	$161,815

Supplemental disclosures of cash flow information
Interest received	60,722	61,284
Interest paid	5,865	6,410
Dividends received	389	1,085
Income taxes paid	76	256

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Reduction in investments relating to recapture of reinsurance agreement	60,981	—
Issuance of common shares for vested Restricted Share Units	—	2,461
Issuance of common shares for investment purchases	—	52,682
Issuance of common shares for share based compensation	—	45
Write off of debt investment	13,586	—
Acquisition of intangible assets	15,029	—
See accompanying notes to the condensed consolidated financial statements (unaudited).

MOUNT LOGAN CAPITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All amounts in thousands, except share and per share data, and except where noted)
Note 1. Organization
Mount Logan, together with its consolidated subsidiaries (the “Company”) is a diversified alternative asset management and insurance solutions platform operating through two business segments: Asset Management and Insurance Solutions. Our Asset Management segment is conducted by Mount Logan Management LLC (“ML Management”), our SEC-registered investment adviser, which manages a significant portion of our Assets Under Management (“AUM”) across our various managed funds supported by permanent and semi-permanent capital bases. ML Management also directly manages the capital of our wholly-owned insurance company, Ability Insurance Company (“Ability”), for the benefit of policyholders. The Company’s Insurance Solutions segment is conducted by Ability, a Nebraska domiciled insurer, which specializes in reinsuring annuity products for the increasing number of individuals seeking to fund retirement needs and represents all of our insurance solutions operations.
On September 12, 2025 (the “Closing Date”), the Company completed a business combination with 180 Degree Capital Corp. ("TURN") and Mount Logan Capital Inc. ("Legacy Mount Logan"), accounted for as a reverse acquisition with Legacy Mount Logan as the accounting acquirer. Accordingly, the Company's condensed consolidated financial statements present the historical results of Legacy Mount Logan prior to September 12, 2025, and those of the combined company thereafter. Refer to Note 3. Business combinations and Asset Acquisitions for more information about the reverse acquisition and the financial reporting impacts.

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

For a summary of our significant accounting policies, see Note 2. Summary of significant accounting policies included in our Annual report on Form 10-K for the year ended December 31, 2025. During the three and nine months ended September 30, 2026, there were no material updates to our significant accounting policies.

The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid per share and all references to share quantities of the Company have been retrospectively adjusted to reflect the Company’s existing capital structure post merger with TURN. Refer to Note 3. Business combinations and Asset Acquisitions for further detail.

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

Note 3. Business combinations and Asset Acquisitions
Acquisition of 180 Degree Capital
On September 12, 2025, the Company completed its Business Combination with TURN, accounted for as a reverse acquisition under ASC 805, with Legacy Mount Logan as the accounting acquirer. The measurement period for the Business Combination ended during the three and nine months ended September 30, 2026, and purchase accounting for the transaction is final. There is no contingent consideration or indemnification asset associated with the transaction. See Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further detail regarding the business combination and discussion of the $4.5 million bargain purchase gain recognized in “Gain on acquisition” in the consolidated statements of operations.

Yieldstreet Alternative Income Fund Inc. Transition Services and Sub-advisory Agreements

On March 18, 2026, ML Management, a wholly-owned subsidiary of the Company, entered into a Transition Services Agreement (the "TSA") and a Sub-Advisory Agreement with Willow Asset Management LLC ("Willow"), in connection with an Agreement and Plan of Reorganization among Opportunistic Credit Interval Fund ("SOFIX"), Yieldstreet Alternative Income Fund Inc. ("YS AIF"), ML Management, and Willow, pursuant to which SOFIX acquired the assets and assumed the liabilities of YS AIF. The transactions closed on August 24, 2026 (the "YS AIF Transaction Closing Date").

Under the TSA, Willow granted ML Management an exclusive, worldwide license to certain books, records, and data files relating to YS AIF (the "YS AIF assets"), together with transition services over a two-year period following the YS AIF Transaction Closing Date, for aggregate consideration of $5.0 million, consisting of $2.0 million in cash paid at Closing, $1.0 million in MLCI restricted shares issued to Willow at Closing, and up to $2.0 million payable as rebates against fees otherwise due to ML Management under the Sub-Advisory Agreement, described below.

Under the Sub-Advisory Agreement, ML Management acts as non-discretionary sub-adviser to a legacy private credit portfolio managed by Willow, unrelated to the YS AIF assets, in exchange for a sub-advisory fee.

The Company evaluated the TSA and the Sub-Advisory Agreement as a single unit of account for accounting purposes, as the agreements were executed contemporaneously, contain cross-referenced termination and payment provisions, and a portion of the TSA consideration is structurally settled through fees generated under the Sub-Advisory Agreement, consistent with the indicators in ASC 805-10-25-20 through 25-21.

The Company concluded the YS AIF assets acquired under the TSA do not meet the definition of a business under ASC 805-10-55-3A through 55-9, as no workforce, substantive process, or output-generating capability transferred to the Company. Accordingly, the transaction is accounted for as an asset acquisition under ASC 805-50. Total consideration was allocated between (i) an intangible asset, representing the YS AIF assets and the associated license, and (ii) the transition services, on a relative-fair-value basis in accordance with ASC 805-50-30-3. The transition services are expensed as consumed over the two-year service period. The intangible asset was valued using an income approach, as no observable market exists for a comparable asset. The asset is tested for impairment annually, and more frequently if events or changes in circumstances indicate that it is more likely than not impaired, and the indefinite-life determination is reassessed each reporting period.

The 302,115 shares (valued at $1.0 million as of the YS AIF Transaction Closing Date) in MLCI restricted shares issued to Willow is accounted for under ASC 718 as consideration for the YS AIF assets, license, and transition services received, measured at grant-date fair value as of the YS AIF Transaction Closing Date, without a discount for lack of marketability associated with the shares' two-year lock-up period, and allocated between the intangible asset and transition services consistent with the allocation described above.

The Company may pay up to $2.0 million in additional TSA consideration in the form of rebates against Sub-Advisory Fees otherwise payable by Willow, recognized incrementally as each $0.25 million tranche becomes probable and estimable, with the resulting adjustment to the cost basis of the acquired assets recognized as a cumulative catch-up adjustment in the period of recognition. This consideration is not accounted for as a reduction of the amount of Sub-Advisory Fee revenue under ASC 606 as the payment is for a distinct service, the fair value of the distinct services are reasonably estimable, and the total consideration payable to Willow does not exceed the fair value of the distinct services received. As of September 30, 2026, none of the rebate had been recognized as additional consideration.

As of September 30, 2026, the carrying value of the intangible asset recognized in connection with this transaction was $2.8 million, and it is not impaired as of September 30, 2026. See Note 11. Goodwill and intangible assets, Intangible assets for further detail.

Separately, on August 24, 2026, restricted stock units with an aggregate value of approximately $0.6 million were issued as inducement grants to six former Willow employees who became employees of BCPA and provide services to the Company under the existing staffing and servicing agreements between the Company and BCPA. The awards were granted in connection with the Sub-Advisory Agreement with Willow under the Nasdaq Listing Rule 5635(c)(4) inducement exemption and are not consideration under the TSA. The awards vest in equal annual installments over three years beginning on the first anniversary of the grant date, subject to continued service, and the related compensation expense is recognized under ASC 718 on a straight-line basis over the vesting period. See Note 22. Related Parties for additional information regarding the staffing and servicing agreements between the Company and BCPA.

Alternative Credit Income Fund (“ACIF”) completed merger with BC Partners Lending Corporation (“BCPL”)

Overview

The Company holds a 24.99% equity interest in Sierra Crest Investment Management LLC ("SCIM"), accounted for under the equity method. The remaining 75.01% of SCIM is owned by BC Partners. Prior to September 29, 2026, SCIM served as the investment manager of ACIF, and the Company was entitled to 100% of the economics of the ACIF management arrangement through a pass-through of SCIM's results. The Company also held a promissory note receivable from SCIM (the "SCIM Note") with a principal balance of $13.6 million, an allowance for credit losses of $0.3 million, accrued interest receivable of $3.8 million, and carried a payable to SCIM of $7.2 million representing the cumulative excess of ACIF expenses over revenues borne by the Company (the "ACIF Economics Payable").

Effective September 29, 2026, ACIF merged with and into BC Partners Lending Corporation ("BCPL") (the "ACIF Merger"). In connection with the ACIF Merger, (i) SCIM and BC Partners Advisors L.P. ("BCPA"), the investment adviser to BCPL, entered into a Revenue Share Agreement under which BCPA pays 29.88% of the management and incentive fees it receives under its investment advisory agreement with BCPL, net of the allocable compensation costs of the BCPL sales force, (the "Revenue Share Amount"); and (ii) SCIM and Mount Logan Capital US Holdings LLC ("MLC USH"), a wholly owned consolidated subsidiary of the Company, entered into an Assignment and Cancellation Agreement (the "Cancellation Agreement") under which SCIM's rights to the Revenue Share Amount were assigned to MLC USH in exchange for the cancellation of the SCIM Note, and the accrued interest receivable and the ACIF Economics Payable were settled against each other. The Revenue Share Agreement continues until mutually terminated by the parties and terminates automatically upon termination of the investment advisory agreement between BCPA and BCPL.

The Company evaluated the Merger Agreement, the Revenue Share Agreement and the Cancellation Agreement together because they were negotiated as a package, are interdependent, and share a single commercial objective. Each component was accounted for under the applicable guidance, as described below.

Cancellation of the SCIM Note and Recognition of the Revenue Share Amount

The Company accounted for the cancellation of the SCIM Note as an extinguishment of a financial asset in exchange for the acquisition of an intangible asset, measured under the asset acquisition cost guidance in ASC 805-50-30-2. The Revenue Share Amount was recorded at $12.2 million, the fair value of the SCIM Note at September 29, 2026, which the Company determined was more clearly evident than the fair value of the Revenue Share Amount. The fair value of the SCIM Note was determined with the assistance of an independent valuation specialist using the income approach with significant unobservable inputs including the discount rate and expected recovery, and is a Level 3 measurement. The Company derecognized the SCIM Note at its net carrying amount of $13.3 million (principal of $13.6 million less allowance for credit losses of $0.3 million) and recognized a loss of $1.1 million in Net realized and change in unrealized gains (losses) from investment activities in the three and nine months ended September 30, 2026. The exchange was a non-cash transaction.

Settlement of Accrued Interest and the ACIF Economics Payable

Under the Cancellation Agreement, the $3.8 million of accrued interest receivable on the SCIM Note was settled against an equal portion of the $7.2 million ACIF Economics Payable. No gain or loss was recognized on the settlement. The remaining balance of $3.4 million (the "Remaining CIF Payable") continues to be recorded as a liability to a related party. The Remaining CIF Payable is repaid, at least quarterly, from one-third of the Revenue Share Amount received by the Company until paid in full, and may be prepaid at the Company's option. The repayment amounts and timing depend on fees earned by BCPA and are not fixed or determinable; accordingly, no interest has been imputed. The Remaining CIF Payable is presented gross and is not offset against the Revenue Share Amount.

Revenue Share Amount Intangible Asset

The Revenue Share Amount is an intangible asset, because it is not a fixed claim on the cash of BCPA and the Company provides no goods or services to ACIF, BCPL, BCPA or SCIM in exchange for it. It is therefore not accounted for as revenue from a contract with a customer, and it does not meet the definition of a derivative because it has no notional amount or payment provision. The Company determined that the asset has an indefinite useful life because the Revenue Share Agreement can be terminated only by mutual agreement or upon termination of the BCPL advisory agreement, which has no stated end date and continues subject to annual approval by the BCPL board of directors or shareholders. The asset is tested for impairment annually, and more frequently if events or changes in circumstances indicate that it is more likely than not impaired, and the indefinite-life determination is reassessed each reporting period. At September 30, 2026, the carrying amount of the asset was $12.2 million, and no impairment was recorded.

Amounts received under the Revenue Share Agreement are recognized in Other income (loss), net as earned, beginning in the fourth quarter of 2026, consistent with the recognition of the BCIC profit share interest revenue received by the Company.

Related Party Transactions

BC Partners provides the Company's personnel and administrative services under staffing and administrative agreements and is an affiliate of the Company, but the Company and BC Partners are not under common control. BCPL and BCPA are affiliates of BC Partners. Each component of the ACIF Merger is therefore a related party transaction. At September 30, 2026, the Company reported the following related party balances arising from the ACIF Merger: Revenue Share Amount intangible asset of $12.2 million; and Remaining CIF Payable due to SCIM of $3.4 million.

Note 4. Net realized and change in unrealized gains (losses) from investment activities
The table below summarizes the net realized and change in unrealized gains (losses) from investment activities:

For the three months ended September 30,	2026				2025
	Net realized gains (losses)	Net unrealized gains (losses)	Credit releases (losses)	Total	Net realized gains (losses)	Net unrealized gains (losses)	Credit releases (losses)	Total
Asset Management
Corporate loan	$(1,393)	$—	$295	$(1,098)	$—	$—	$—	$—
Equity securities	(1)	(153)	$—	(154)	299	1,041	—	1,340
Derivatives	—	—	—	—	—	2	—	2
Other invested assets[1]	—	208	—	208	—	—	—	—
Debt obligation	—	—	—	—	—	—	—	—
Net realized and change in unrealized gains (losses) from investment activities — Asset Management	$(1,394)	$55	$295	$(1,044)	$299	$1,043	$—	$1,342

Insurance Solutions
Debt securities:
U.S. state, territories and municipalities	$(114)	$(107)	$—	$(221)	$—	$13	$—	$13
Other government and agency	—	(139)	—	(139)	—	208	—	208
Corporate	(605)	(7,388)	—	(7,993)	(706)	3,645	—	2,939
Asset and mortgage- backed securities	(923)	213	—	(710)	(361)	478	—	117
Corporate loans	14	(252)	—	(238)	—	(96)	—	(96)
Mortgage loans	(3,467)	—	3,838	371	—	—	544	544
Equity securities	—	(41)	—	(41)	—	(24)	—	(24)
Other invested assets	—	66	211	277	—	40	34	74
Net realized and change in unrealized gains (losses) from investment activities — Insurance Solutions	$(5,095)	$(7,648)	$4,049	$(8,694)	$(1,067)	$4,264	$578	$3,775
Investments of consolidated VIEs	(3,573)	1,837	—	(1,736)	73	(1,405)	—	(1,332)
Net realized and change in unrealized gains (losses) from investment activities — Insurance Solutions including consolidated VIEs	$(8,668)	$(5,811)	$4,049	$(10,430)	$(994)	$2,859	$578	$2,443
_______________
(1) Includes $0.2 million of unrealized gains on purchase receivables that are presented in other assets on the condensed consolidated statements of financial position. Refer to Note 17. Other assets and Accrued expenses and other liabilities for further detail.

For the nine months ended September 30,	2026				2025
	Net realized gains (losses)	Net unrealized gains (losses)	Credit releases (losses)	Total	Net realized gains (losses)	Net unrealized gains (losses)	Credit releases (losses)	Total
Asset Management
Corporate loan	$(1,393)	$—	$299	$(1,094)	$—	$—	$—	$—
Equity securities	365	(1,946)	—	(1,581)	380	1,329	—	1,709
Derivatives	—	—	—	—	—	2	—	2
Other invested assets[1]	—	313	—	313	—	—	—	—
Debt obligations	—	—	—	—	—	1,339	—	1,339
Net realized and change in unrealized gains (losses) from investment activities — Asset Management	$(1,028)	$(1,633)	$299	$(2,362)	$380	$2,670	$—	$3,050

Insurance Solutions
Debt securities:
U.S. state, territories and municipalities	$(119)	$(124)	$—	$(243)	$(4)	$75	$—	$71
Other government and agency	—	(102)	—	(102)	—	205	—	205
Corporate	(968)	(7,801)	—	(8,769)	(1,773)	5,881	—	4,108
Asset and mortgage- backed securities	(1,132)	(924)	—	(2,056)	(613)	294	—	(319)
Corporate loans	19	(1,250)	—	(1,231)	—	1,330	—	1,330
Mortgage loans	(8,088)	—	6,810	(1,278)	—	—	260	260
Equity securities	3,597	(3,425)	—	172	(246)	74	—	(172)
Other invested assets	—	(87)	370	283	(755)	4,257	100	3,602
Net realized and change in unrealized gains (losses) from investment activities — Insurance Solutions	$(6,691)	$(13,713)	$7,180	$(13,224)	$(3,391)	$12,116	$360	$9,085
Investments of consolidated VIEs	(4,220)	(2,403)	—	(6,623)	310	(2,194)	—	(1,884)
Net realized and change in unrealized gains (losses) from investment activities — Insurance Solutions including consolidated VIEs	$(10,911)	$(16,116)	$7,180	$(19,847)	$(3,081)	$9,922	$360	$7,201
_______________
(1) Includes $0.3 million of unrealized gains on purchase receivables that are presented in other assets on the condensed consolidated statements of financial position. Refer to Note 17. Other assets and Accrued expenses and other liabilities for further detail.

Note 5. Net investment income
Net investment income for the Insurance Solutions segment is comprised primarily of Interest income and Dividend income. The table below summarizes Net investment income:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Debt securities	$11,055	$11,014	$32,324	$33,618
Corporate loans	2,882	1,707	8,273	10,622
Derivative income (expense)	(65)	1,873	(155)	(1,044)
Mortgage loans	3,191	2,320	8,978	7,054
Equity securities	82	142	326	536
Other	481	381	1,579	1,118
Gross investment income:	$17,626	$17,437	$51,325	$51,904
Less:
Investment expenses	(445)	(445)	(2,199)	(3,283)
Net investment income	$17,181	$16,992	$49,126	$48,621

Investment income of consolidated VIEs	3,437	4,129	10,188	11,863
Net investment income — Insurance Solutions, including consolidated VIEs	$20,618	$21,121	$59,314	$60,484

Note 6. Investments
The following table outlines the carrying value of the Company’s investments:

As of	September 30, 2026	December 31, 2025
Asset Management
Corporate loans	$—	$13,287
Equity securities	6,700	10,409
Equity method	4,007	5,517
Derivatives	—	13
Other invested assets	68	72
Total investments - Asset Management	$10,775	$29,298

Insurance Solutions
Debt securities	$576,545	$632,038
Corporate loans	111,033	124,067
Mortgage loans	144,069	162,566
Equity securities	4,401	15,053
Other invested assets	26,590	23,084
Total investments - Insurance Solutions	$862,638	$956,808
Corporate loans of consolidated VIEs	127,630	119,731
Equity securities of consolidated VIEs	1,051	949
Total investments - Insurance Solutions, including consolidated VIEs	991,319	1,077,488
Total investments	$1,002,094	$1,106,786

Financial assets
The following tables summarize the measurement categories of financial assets held by the Company as of September 30, 2026, and December 31, 2025:

As of September 30, 2026	Fair value	Amortized cost	Fair value option	Total
Financial assets
Asset Management
Corporate loans	$—	$—	$—	$—
Equity securities	6,700	—	—	6,700
Other invested assets	68	—	—	68
Total financial assets — Asset Management¹	$6,768	$0	$—	$6,768

Insurance Solutions
Debt securities:
U.S. government and agency	$9,362	$—	$—	$9,362
U.S. state, territories and municipalities	2,385	—	1,776	4,161
Other government and agency	—	—	2,366	2,366
Corporate	147,129	—	93,825	240,954
Asset and mortgage-backed securities	204,394	—	115,308	319,702
Corporate loans	—	—	111,033	111,033
Mortgage loans	—	144,069	—	144,069
Equity securities	4,401	—	—	4,401
Other invested assets²	13,740	11,819	1,031	26,590
Total financial assets — Insurance Solutions	$381,411	$155,888	$325,339	$862,638
Corporate loans of consolidated VIEs	—	—	127,630	127,630
Equity securities of consolidated VIEs	1,051	—	—	1,051
Total financial assets — Insurance Solutions, including consolidated VIEs	382,462	155,888	452,969	991,319
Total financial assets	$389,230	$155,888	$452,969	$998,087

_______________
(1)The MLC US Holdings Credit Facility (as hereinafter defined) is collateralized by assets held by MLC US Holdings, including assets totaling $15.2 million as of September 30, 2026.
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

As of September 30, 2026	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value[1]
Insurance Solutions
Debt securities:
U.S. government and agency	$10,252	$—	$(891)	$9,361
U.S. state, territories and municipalities	3,181	—	(796)	2,385
Corporate	165,130	437	(18,437)	147,130
Asset and mortgage-backed securities	206,615	4,458	(6,679)	204,394
Other invested assets	5,457	—	(3,005)	2,452
Total AFS — Insurance Solutions	$390,635	$4,895	$(29,808)	$365,722

As of December 31, 2025	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value[1]
Financial assets
Insurance Solutions
Debt securities:
U.S. government and agency	$10,623	$75	$(350)	$10,348
U.S. state, territories and municipalities	4,154	—	(714)	3,440
Corporate	177,997	1,429	(12,733)	166,693
Asset and mortgage-backed securities	222,766	3,130	(4,372)	221,524
Other invested assets	5,439	1	(1,824)	3,616
Total AFS — Insurance Solutions	$420,979	$4,635	$(19,993)	$405,621
_______________
(1)There is no allowance for credit losses for AFS investments as of September 30, 2026 and December 31, 2025.
The maturity distribution for AFS securities is as follows:

	As of September 30, 2026
	Cost or amortized cost	Fair value
Due in one year or less	$7,768	$7,793
Due after one year through five years	83,487	81,874
Due after five years through ten years	131,570	124,520
Due after ten years	167,810	151,535
Total AFS securities	$390,635	$365,722
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
The following table provides information about AFS securities for which an allowance for credit losses has not been recorded, aggregated by asset category and length of time the securities have been continuously in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of September 30, 2026	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Insurance Solutions
Debt securities:
U.S. government and agency	$4,433	$(499)	$4,669	$(392)	$9,102	$(891)
U.S. state, territories and municipalities	—	—	2,385	(796)	2,385	(796)
Corporate	75,365	(3,477)	43,580	(14,961)	118,945	(18,438)
Asset and mortgage-backed securities	87,631	(3,451)	35,808	(3,228)	123,439	(6,679)
Other invested assets	33	(2)	2,387	(3,002)	2,420	(3,004)
Total AFS securities in a continuous loss position	$167,462	$(7,429)	$88,829	$(22,379)	$256,291	$(29,808)

	Less than 12 months		12 months or more		Total
As of December 31, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Insurance Solutions
Debt securities:
U.S. government and agency	$778	$(40)	$5,172	$(310)	$5,950	$(350)
U.S. state, territories and municipalities	—	—	3,440	(714)	3,440	(714)
Corporate	36,752	(370)	48,113	(12,362)	84,865	(12,732)
Asset and mortgage-backed securities	23,755	(240)	53,666	(4,133)	77,421	(4,373)
Other invested assets	—	—	3,565	(1,824)	3,565	(1,824)
Total AFS securities in a continuous loss position	$61,285	$(650)	$113,956	$(19,343)	$175,241	$(19,993)
Unrealized gains and losses can arise from changes in interest rates or other factors, including changes in credit spreads. The Company had gross unrealized losses on below investment grade AFS securities of $6.0 million and $4.0 million as of September 30, 2026 and December 31, 2025, respectively. The single largest unrealized loss on AFS securities was $1.9 million and $1.2 million as of September 30, 2026 and December 31, 2025, respectively. The Company had 273 and 313 positions in an unrealized loss position as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026 and December 31, 2025, AFS securities in an unrealized loss position for 12 months or more consisted of 164 and 207 debt securities, respectively. These debt securities primarily relate to Corporate and U.S. state, municipal and political subdivisions securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these debt securities since the Company neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data, and industry analyst reports.
Mortgage and corporate loans carried at amortized cost
Mortgage and corporate loans consist of the following:

	September 30, 2026	December 31, 2025
Asset Management
Corporate loans	$—	$13,586
Total corporate loans	—	13,586
Allowance for credit losses	—	(299)
Total corporate loans, net of allowance for credit losses	$—	$13,287

Insurance Solutions
Commercial real estate mortgage loans	$71,936	$65,070
Multi-family mortgage loans	75,361	107,532
Other invested assets - corporate loans	12,395	18,043
Total mortgage and corporate loans	$159,692	$190,645
Allowance for credit losses	(3,804)	(10,982)
Total mortgage and other invested assets - corporate loans, net of allowance for credit losses	$155,888	$179,663
The maturity distribution for commercial real estate, multi-family mortgage loans and corporate loans were as follows as of September 30, 2026:

Insurance Solutions	Commercial real estate mortgage loans	Multi-family mortgage loans	Other invested assets - corporate loans	Total loans
Remainder of 2026	$26,655	$9,776	$—	$36,431
2027	40,512	35,795	—	76,307
2028	4,769	28,130	—	32,899
2029	—	—	—	—
2030	—	—	—	—
2031 and thereafter	—	1,660	12,395	14,055
Total	$71,936	$75,361	$12,395	$159,692
Actual maturities could differ from contractual maturities, because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.
The carrying value by credit risk and loan type were as follows:

Asset Management
Loans – carrying value by credit risk	September 30, 2026		December 31, 2025
Level 1	$0	—%	$13,586	100%
Level 2	—	—%	—	—%
Level 3	—	—%	—	—%
Level 4	—	—%	—	—%
Level 5	—	—%	—	—%
Total by credit risk	$0	—%	$13,586	100%

Asset Management
Loans – carrying value by loan type	September 30, 2026		December 31, 2025
Corporate loans	$—	—%	$13,586	100%
Total by loan type	$—	—%	$13,586	100%

Insurance Solutions
Loans – carrying value by credit risk	September 30, 2026		December 31, 2025
Level 1	$12,395	7.8%	$18,043	9.5%
Level 2	122,800	76.9%	107,259	56.3%
Level 3	4,246	2.7%	8,120	4.3%
Level 4	—	—%	—	—%
Level 5	20,251	12.7%	57,223	30.0%
Total by credit risk	$159,692	100%	$190,645	100%

Insurance Solutions
Loans – carrying value by loan type	September 30, 2026		December 31, 2025
Commercial real estate mortgage loans	$71,936	45.0%	$65,070	34.1%
Multi-family mortgage loans	75,361	47.1%	107,532	56.4%
Other invested assets - corporate loans	12,395	7.8%	18,043	9.5%
Total by loan type	$159,692	100%	$190,645	100%

The following tables summarize the activity related to the allowance for credit losses for the three and nine months ended September 30, 2026 and 2025:

Asset Management	Corporate loans	Total loans
Balance, June 30, 2026	$295	$295
Charge-offs	—	—
Recoveries	—	—
Provision for credit losses	(295)	(295)
Balance, September 30, 2026	$—	$—

Asset Management	Corporate loans	Total loans
Balance, December 31, 2025	$299	$299
Charge-offs	—	—
Recoveries	—	—
Provision for credit losses	(299)	(299)
Balance, September 30, 2026	$—	$—

Insurance Solutions	Commercial real estate mortgage loans	Multi-family mortgage loans	Corporate loans	Total loans
Balance, June 30, 2026	$1,046	$6,011	$793	$7,850
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	(24)	(3,804)	(218)	(4,046)
Balance, September 30, 2026	$1,022	$2,207	$575	$3,804

Insurance Solutions	Commercial real estate mortgage loans	Multi-family mortgage loans	Corporate loans	Total loans
Balance, December 31, 2025	$2,355	$7,681	$946	$10,982
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	(1,333)	(5,474)	(371)	(7,178)
Balance, September 30, 2026	$1,022	$2,207	$575	$3,804

Asset Management	Corporate loans	Total loans
Balance, June 30, 2025	$299	$299
Charge-offs	—	—
Recoveries	—	—
Provision for credit losses	—	—
Balance, September 30, 2025	$299	$299

Asset Management	Corporate loans	Total loans
Balance, December 31, 2024	$299	$299
Charge-offs	—	—
Recoveries	—	—
Provision for credit losses	—	—
Balance, September 30, 2025	$299	$299

Insurance Solutions	Commercial real estate mortgage loans	Multi-family mortgage loans	Corporate loans	Total loans
Balance, June 30, 2025	$2,617	$3,601	$1,012	$7,230
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	(295)	(203)	(34)	(532)
Balance, September 30, 2025	$2,322	$3,398	$978	$6,698

Insurance Solutions	Commercial real estate mortgage loans	Multi-family mortgage loans	Corporate loans	Total loans
Balance, December 31, 2024	$2,615	$3,360	$1,078	$7,053
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	(293)	38	(100)	(355)
Balance, September 30, 2025	$2,322	$3,398	$978	$6,698
The following tables present an analysis of past-due loans:

	September 30, 2026
Asset Management	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due	Nonaccrual loans	Current loans	Total loans
Corporate loans	$—	$—	$—	$—	$—	$—
Total corporate loans	$—	$—	$—	$—	$—	$—

	September 30, 2026
Insurance Solutions	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due	Nonaccrual loans	Current loans	Total loans
Commercial real estate mortgage loans	$—	$—	$—	$4,079	$67,857	$71,936
Multi-family mortgage loans	—	—	—	4,566	70,795	75,361
Other invested assets - corporate loans	—	—	—	—	12,395	12,395
Total mortgage and other invested assets - corporate loans	$—	$—	$—	$8,645	$151,047	$159,692

	December 31, 2025
Asset Management	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due	Nonaccrual loans	Current loans	Total loans
Corporate loans	$—	$—	$—	$—	$13,586	$13,586
Total corporate loans	$—	$—	$—	$—	$13,586	$13,586

	December 31, 2025
Insurance Solutions	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due	Nonaccrual loans	Current loans	Total loans
Commercial real estate mortgage loans	$—	$—	$—	$20,642	$44,428	$65,070
Multi-family mortgage loans	—	—	—	41,063	66,469	107,532
Other invested assets - corporate loans	—	—	—	—	18,043	18,043
Total mortgage and other invested assets - corporate loans	$—	$—	$—	$61,705	$128,940	$190,645
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
The following represents total nonaccrual loans:

	September 30, 2026
Insurance Solutions	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans
Commercial real estate mortgage loans	$—	$4,079	$4,079
Multi-family mortgage loans	—	4,566	4,566
Total loans	$—	$8,645	$8,645

	December 31, 2025
Insurance Solutions	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans
Commercial real estate mortgage loans	$3,447	$17,195	$20,642
Multi-family mortgage loans	—	41,063	41,063
Total loans	$3,447	$58,258	$61,705
The following represents accrued interest receivables written off:

As of	September 30, 2026	December 31, 2025
Insurance Solutions
Commercial real estate mortgage loans	$—	$494
Multi-family mortgage loans	—	1,787
Other invested assets - corporate loans	—	—
Total accrued interest receivables written off	$—	$2,281

The following table represents the portfolio of mortgage and corporate loans by origination year as of September 30, 2026 and December 31, 2025:

Performance status as of September 30, 2026	2026	2025	2024	2023	2022	Prior	Total
Asset Management
Corporate loans
Level 1	$—	$—	$—	$—	$—	$—	$—
Level 2	—	—	—	—	—	—	—
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	—	—
Total corporate loans	$—	$—	$—	$—	$—	$—	$—

Insurance Solutions
Commercial real estate loans
Level 1	$—	$—	$—	$—	$—	$—	$—
Level 2	3,670	7,354	9,760	17,488	19,730	3,460	61,462
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	1,914	8,560	10,474
Total commercial real estate loans	3,670	7,354	9,760	17,488	21,644	12,020	71,936
Multi-family loans
Level 1	—	—	—	—	—	—	—
Level 2	16,712	28,570	16,057	—	—	—	61,339
Level 3	—	4,246	—	—	—	—	4,246
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	4,100	—	5,676	9,776
Total multi-family loans	16,712	32,816	16,057	4,100	—	5,676	75,361
Other invested assets - corporate loans
Level 1	72	152	33	407	51	11,680	12,395
Level 2	—	—	—	—	—	—	—
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	—	—
Total other invested assets - corporate loans	72	152	33	407	51	11,680	12,395
Total mortgage and corporate loans	$20,454	$40,322	$25,850	$21,995	$21,695	$29,376	$159,692

Performance status as of December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Asset Management
Corporate loans
Level 1	$—	$—	$—	$—	$—	$13,586	$13,586
Level 2	—	—	—	—	—	—	—
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	—	—
Total corporate loans	$—	$—	$—	$—	$—	$13,586	$13,586

Insurance Solutions
Commercial real estate loans
Level 1	$—	$—	$—	$—	$—	$—	$—
Level 2	7,354	5,220	17,554	10,840	3,460	—	44,428
Level 3	—	—	—	—	4,482	—	4,482
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	1,914	10,799	3,447	16,160
Total commercial real estate loans	7,354	5,220	17,554	12,754	18,741	3,447	65,070
Multi-family loans
Level 1	—	—	—	—	—	—	—
Level 2	21,586	33,614	7,631	—	—	—	62,831
Level 3	3,638	—	—	—	—	—	3,638
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	9,487	19,107	12,469	41,063
Total multi-family loans	25,224	33,614	7,631	9,487	19,107	12,469	107,532
Other invested assets - corporate loans
Level 1	223	48	596	74	17,102	—	18,043
Level 2	—	—	—	—	—	—	—
Level 3	—	—	—	—	—	—	—
Level 4	—	—	—	—	—	—	—
Level 5	—	—	—	—	—	—	—
Total other invested assets - corporate loans	223	48	596	74	17,102	—	18,043
Total mortgage and corporate loans	$32,801	$38,882	$25,781	$22,315	$54,950	$15,916	$190,645
The following represents the carrying value of collateral-dependent loans of the Company as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Commercial real estate mortgage loans	$4,079	$14,246
Multi-family mortgage loans	4,566	36,894
Total Loans	$8,645	$51,140
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included under the line item entitled “Accrued expenses and other liabilities” on the Condensed Consolidated Statements of Financial Position. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The unfunded off-balance sheet credit line commitments for corporate loans accounted for as held for investments (“HFI”) was $nil for Asset Management and $3.8 million for Insurance Solutions as of September 30, 2026 (December 31, 2025: $1.4 million and $4.3 million, for Asset Management and Insurance Solutions, respectively).

The liability for credit losses on off-balance sheet credit exposures for these loans included in Accrued expenses and other liabilities was less than $0.1 million for both Asset Management and Insurance Solutions as of both September 30, 2026 and December 31, 2025. Refer to Note 24. Commitments and contingencies for additional information of the Company’s investment commitments.

Note 7. Derivatives
The Company uses derivative instruments to manage interest rate risk. See Note 9. Fair value measurements for information about the fair value hierarchy for derivatives.
The following table presents the notional amount and fair value of freestanding derivative instruments:

	September 30, 2026			December 31, 2025
	Notional amount	Assets	Liabilities	Notional amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$187,000	$—	$11,596	$187,000	$481	$1,388
Derivatives designated as hedges
Cash flow hedges
The Company uses interest rate swaps to convert floating-rate interest receipts on its loan portfolio to fixed-rate interest receipts to reduce exposure to interest rate changes. The interest rate swaps will expire by October 2036. During the three and nine months ended September 30, 2026 and September 30, 2025, the Company reported losses of $8.1 million and $10.7 million and gains of $0.5 million in Other Comprehensive Income (“OCI”) associated with these hedges, respectively. There were no amounts deemed ineffective during the three and nine months ended September 30, 2026 and September 30, 2025. As of September 30, 2026 and September 30, 2025, a gain of $1.5 million and a loss of less than $0.1 million is expected to be reclassified into income as part of earnings within the next 12 months, respectively.
Embedded derivatives
The Company has embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance agreements structured on a modified coinsurance (“Modco”) or funds withheld basis. The fair value of the embedded derivative liability is $38.9 million and $29.7 million as of September 30, 2026 and December 31, 2025, respectively.
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
There is no difference between the current presentation of the fair value of the interest rate swaps and the presentation of fair value of the interest rate swaps after the application of any right of offset, as of September 30, 2026.
Note 8. Variable interest entities
Consolidated variable interest entities (“VIEs”) include collateralized loan obligations (“CLOs”) managed by the Company. The assets of consolidated VIEs are not available to creditors of the Company, and the investors in these consolidated VIEs have no recourse against the assets of the Company.

Revenues of consolidated VIEs - Insurance Solutions
The following summarizes the Condensed Consolidated Statements of Operations activity of the consolidated VIEs:

For the three months ended September 30,	2026	2025
Investment income	$3,689	$4,276
Investment expense	(252)	(147)
Net investment income	3,437	4,129
Unrealized gain/(loss) on investments	1,837	(1,405)
Realized gain/(loss) on investments	(3,573)	73
Net realized and change in unrealized gains (losses) from investment activities	(1,736)	(1,332)
Net revenues of consolidated variable interest entities	$1,701	$2,797

For the nine months ended September 30,	2026	2025
Investment income	$11,054	$12,385
Investment expense	(866)	(522)
Net investment income	10,188	11,863
Unrealized gain/(loss) on investments	(2,403)	(2,194)
Realized gain/(loss) on investments	(4,220)	310
Net realized and change in unrealized gains (losses) from investment activities	(6,623)	(1,884)
Net revenues of consolidated variable interest entities	$3,565	$9,979
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

	September 30, 2026		December 31, 2025
	Carrying amount	Maximum exposure to loss	Carrying amount	Maximum Exposure to Loss
Asset Management
Variable interests in related parties	$10,018	$10,018	$28,209	$29,622
Total Asset Management	$10,018	$10,018	$28,209	$29,622

Insurance Solutions
Variable interests	$11,821	$11,821	$17,097	$17,097
Variable interests in related parties	11,881	11,881	15,355	15,355
Total Insurance Solutions	$23,702	$23,702	$32,452	$32,452

Total	$33,720	$33,720	$60,661	$62,074
Note 9. Fair value measurements
The following tables summarize the valuation of assets and liabilities measured at fair value by fair value hierarchy. Investments classified as Equity Method for which the Fair Value Option (“FVO”) has not been elected have been excluded from the table below.

	Fair Value Measurements
September 30, 2026	Level 1	Level 2	Level 3	NAV	Total
Financial assets
Asset Management
Equity securities	$615	$—	$6,085	$—	$6,700
Derivatives	—	—	—	—	—
Other invested assets	—	—	68	—	68
Total financial assets — Asset Management	615	—	6,153	—	6,768
Insurance Solutions
Debt securities:
U.S. government and agency	—	9,362	—	—	9,362
U.S. state, territories and municipalities	—	4,161	—	—	4,161
Other government and agency	—	2,366	—	—	2,366
Corporate	—	233,844	7,110	—	240,954
Asset and mortgage-backed securities	—	282,690	37,012	—	319,702
Corporate loans	—	17,732	93,301	—	111,033
Equity securities	129	2,195	317	1,760	4,401
Other invested assets	—	10,014	4,480	277	14,771
Total financial assets — Insurance Solutions	129	562,364	142,220	2,037	706,750
Corporate loans of consolidated VIEs	—	—	127,630	—	127,630
Equity of consolidated VIEs	—	—	1,051	—	1,051
Total financial assets including consolidated VIEs	129	562,364	270,901	2,037	835,431
Derivatives	—	—	—	—	—
Total financial assets	$744	$562,364	$277,054	$2,037	$842,199

Financial liabilities
Insurance Solutions
Ceded reinsurance - embedded derivative	—	38,894	—	—	38,894
Interest rate swaps	—	11,596	—	—	11,596
Total financial liabilities — Insurance Solutions	—	50,490	—	—	50,490
Total financial liabilities	$—	$50,490	$—	$—	$50,490

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	NAV	Total
Financial assets
Asset Management
Equity securities	$3,834	$91	$6,484	$—	$10,409
Derivatives	—	—	13	—	13
Other invested assets	—	—	72	—	72
Total financial assets — Asset Management	3,834	91	6,569	—	10,494
Insurance Solutions
Debt securities:
U.S. government and agency	—	10,348	—	—	10,348
U.S. state, territories and municipalities	—	5,354	—	—	5,354
Other government and agency	—	2,475	—	—	2,475
Corporate	—	261,039	10,149	—	271,188
Asset and mortgage-backed securities	—	323,246	19,427	—	342,673
Corporate loans	—	7,499	116,568	—	124,067
Equity securities	7,644	2,246	3,240	1,923	15,053
Other invested assets	—	51	5,637	299	5,987
Total financial assets — Insurance Solutions	7,644	612,258	155,021	2,222	777,145
Corporate loans of consolidated VIEs	—	—	119,731	—	119,731
Equity securities of consolidated VIEs	—	—	949	—	949
Total financial assets including consolidated VIEs	7,644	612,258	275,701	2,222	897,825
Derivatives	—	481	—	—	481
Total financial assets	$11,478	$612,830	$282,270	$2,222	$908,800

Financial liabilities
Insurance Solutions
Ceded reinsurance - embedded derivative	—	29,650	—	—	29,650
Interest rate swaps	—	1,388	—	—	1,388
Total financial liabilities — Insurance Solutions	—	31,038	—	—	31,038
Total financial liabilities	$—	$31,038	$—	$—	$31,038
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

Transfers between level 1 and level 2
The Company records transfers of assets between Level 1 and Level 2 at their fair values at the end of each reporting period. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. During the three and nine months ended September 30, 2026 and September 30, 2025, there were no assets transferred between Level 1 and Level 2.

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

The following tables summarize changes in the Company’s investment portfolio measured and reporting at fair value for which Level 3 inputs were used in determining fair value:

					Net Change in Unrealized Appreciation (Depreciation)
										Change in unrealized gains (losses) included in income on Level 3 assets and liabilities still held	Change in unrealized gains (losses) included in OCI on Level 3 assets and liabilities still held
		Purchases	Sales and repayments	Net realized gain (loss)	Included in income	Included in OCI	Transfer in ¹	Transfer out ¹
Three months ended September 30, 2026	Beginning Balance								Ending Balance
Financial assets
Asset Management
Equity securities	$6,237	$—	$—	$—	$(152)	$—	$—	$—	$6,085	$(152)	$—
Other invested assets	71	—	—	—	(3)	—	—	—	68	(3)	—
Total assets — Asset Management	6,308	—	—	—	(155)	—	—	—	6,153	(155)	—
Insurance Solutions
Debt securities:
Corporate	10,001	—	—	—	—	(91)	—	(2,800)	7,110	—	(91)
Asset and mortgage-backed securities	40,373	2,577	(2,394)	(559)	323	(982)	—	(2,326)	37,012	(31)	(982)
Corporate loans	108,536	746	(1,315)	14	(290)	—	—	(14,390)	93,301	(299)	—
Equity securities	301	—	(22)	—	38	—	—	—	317	38	—
Other invested assets	4,749	21	—	—	56	(346)	—	—	4,480	55	(346)
Total assets — Insurance Solutions	163,960	3,344	(3,731)	(545)	127	(1,419)	—	(19,516)	142,220	(237)	(1,419)
Corporate loans of consolidated VIEs	129,606	11,887	(12,423)	(3,573)	2,133	—	—	—	127,630	1,901	—
Equity securities of consolidated VIEs	1,116	—	—	—	(65)	—	—	—	1,051	(65)	—
Total financial assets including consolidated VIEs - Insurance Solutions	294,682	15,231	(16,154)	(4,118)	2,195	(1,419)	—	(19,516)	270,901	1,599	(1,419)
Total financial assets	$300,990	$15,231	$(16,154)	$(4,118)	$2,040	$(1,419)	$—	$(19,516)	$277,054	$1,444	$(1,419)

					Net Change in Unrealized Appreciation (Depreciation)
										Change in unrealized gains (losses) included in income on Level 3 assets and liabilities still held	Change in unrealized gains (losses) included in OCI on Level 3 assets and liabilities still held
		Purchases	Sales and repayments	Net realized gain (loss)	Included in income	Included in OCI	Transfer in ¹	Transfer out ¹
Nine months ended September 30, 2026	Beginning Balance								Ending Balance
Financial assets
Asset Management
Equity securities	$6,484	$—	$—	$—	$(399)	$—	$—	$—	$6,085	$(399)	$—
Derivatives	13	—	(14)	3	(2)	—	—	—	—	—	—
Other invested assets	72	—	—	—	(4)	—	—	—	68	(4)	—
Total assets — Asset Management	6,569	—	(14)	3	(405)	—	—	—	6,153	(403)	—
Insurance Solutions
Debt securities:
Corporate	10,149	—	—	—	—	(239)	5,000	(7,800)	7,110	—	(239)
Asset and mortgage-backed securities	19,427	2,596	(5,432)	(544)	414	2,605	20,272	(2,326)	37,012	(31)	2,605
Corporate loans	116,568	2,189	(17,856)	14	(724)	—	7,500	(14,390)	93,301	(777)	—
Equity securities	3,240	—	(3,023)	—	100	—	—	—	317	100	—
Other invested assets	5,637	64	(5)	—	(88)	(1,180)	52	—	4,480	(90)	(1,180)
Total assets — Insurance Solutions	155,021	4,849	(26,316)	(530)	(298)	1,186	32,824	(24,516)	142,220	(798)	1,186
Corporate loans of consolidated VIEs	119,731	62,936	(49,530)	(4,220)	(1,287)	—	—	—	127,630	(2,832)	—
Equity securities of consolidated VIEs	949	530	—	—	(428)	—	—	—	1,051	428	—
Total financial assets including consolidated VIEs - Insurance Solutions	275,701	68,315	(75,846)	(4,750)	(2,013)	1,186	32,824	(24,516)	270,901	(3,202)	1,186
Total financial assets	$282,270	$68,315	$(75,860)	$(4,747)	$(2,418)	$1,186	$32,824	$(24,516)	$277,054	$(3,605)	$1,186
_______________
(1)Transfers into Level 3 are due to decrease in the quantity and reliability of broker quotes obtained. Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained. Transfers are assumed to have occurred at the end of the period.

					Net Change in Unrealized Appreciation (Depreciation)
											Change in unrealized gains (losses) included in income on Level 3 assets and liabilities still held	Change in unrealized gains (losses) included in OCI on Level 3 assets and liabilities still held
		Purchases	Sales and repayments	Net realized gain (loss)	Included in income	Included in OCI	Transfer in ¹	Transfer out ¹	Change in consolidation
Three months ended September 30, 2025	Beginning Balance									Ending Balance
Financial assets
Asset Management
Equity securities	$5,849	$945	$(1,322)	$—	$469	$—	$—	$—	$—	$5,941	$468	$—
Derivatives	—	11	—	—	2	—	—	—	—	13	2	—
Other Invested Assets	—	73	—	—	—	—	—	—	—	73	—	—
Total assets — Asset Management	5,849	1,029	(1,322)	—	471	—	—	—	—	6,027	470	—
Insurance Solutions
Debt securities:
Corporate	5,067	—	—	—	—	41	—	—	—	5,108	—	41
Asset and mortgage-backed securities	15,113	—	(232)	—	(7)	335	3,623	—	—	18,832	—	335
Corporate loans	134,741	633	(29,686)	—	142	—	27,095	—	—	132,925	139	—
Equity securities	3,000	—	—	—	(19)	—	366	—	—	3,347	(19)	—
Other invested assets	3,163	—	—	—	860	311	90	—	—	4,424	859	311
Total assets — Insurance Solutions	161,084	633	(29,918)	—	976	687	31,174	—	—	164,636	979	687
Corporate loans of consolidated VIEs	128,805	31,297	(30,037)	73	(972)	—	—	—	—	129,166	(1,333)	—
Equity securities of consolidated VIEs	247	824	(104)	—	(72)	—	—	—	—	895	(72)	—
Total financial assets including consolidated VIEs - Insurance Solutions	290,136	32,754	(60,059)	73	(68)	687	31,174	—	—	294,697	(426)	687
Total financial assets	$295,985	$33,783	$(61,381)	$73	$403	$687	$31,174	$—	$—	$300,724	$44	$687

Financial liabilities
Asset Management
Debt obligations	132	—	—	—	—	—	—	—	—	132	—	—
Total liabilities — Asset Management	132	—	—	—	—	—	—	—	—	132	—	—
Total financial liabilities — Asset Management	$132	$—	$—	$—	$—	$—	$—	$—	$—	$132	$—	$—

					Net Change in Unrealized Appreciation (Depreciation)
												Change in unrealized gains (losses) included in income on Level 3 assets and liabilities still held	Change in unrealized gains (losses) included in OCI on Level 3 assets and liabilities still held
		Purchases	Sales and repayments	Net realized gain (loss)	Included in income	Included in OCI	Transfer in ¹	Transfer out ¹		Change in consolidation
Nine months ended September 30, 2025	Beginning Balance										Ending Balance
Financial assets
Asset Management
Equity securities	$499	$5,945	$(1,341)	$—	$838	$—	$—	$—		$—	$5,941	$866	$—
Derivatives	—	11	—	—	2	—	—	—		—	13	2	—
Other Invested Assets	—	73	—	—	—	—	—	—		—	73	—	—
Total assets — Asset Management	499	6,029	(1,341)	—	840	—	—	—		—	6,027	868	—
Insurance Solutions
Debt securities:
Corporate	—	—	—	—	—	108	5,000	—	—	—	5,108	—	108
Asset and mortgage-backed securities	8,641	—	(761)	—	(8)	485	10,475	—		—	18,832	—	485
Corporate loans	114,734	17,775	(34,260)	—	1,581	—	33,095	—		—	132,925	1,568	—
Equity securities	2,918	—	—	—	64	—	365	—		—	3,347	64	—
Other invested assets	4,575	—	(4,432)	(745)	5,121	(185)	90	—		—	4,424	943	(185)
Total assets — Insurance Solutions	130,868	17,775	(39,453)	(745)	6,758	408	49,025	—		—	164,636	2,575	408
Corporate loans of consolidated VIEs	125,757	65,248	(60,971)	310	(1,178)	—	—	—		—	129,166	(2,228)	—
Equity securities of consolidated VIEs	141	824	(104)	—	34	—	—	—		—	895	34	—
Total financial assets including consolidated VIEs - Insurance Solutions	256,766	83,847	(100,528)	(435)	5,614	408	49,025	—		—	294,697	381	408
Total financial assets	$257,265	$89,876	$(101,869)	$(435)	$6,454	$408	$49,025	$—		$—	$300,724	$1,249	$408

Financial liabilities
Asset Management
Debt obligations	$1,471	$—	$—	$—	$(1,339)	$—	$—	$—		$—	$132	$1,339	$—
Total financial liabilities — Asset Management	$1,471	$—	$—	$—	$(1,339)	$—	$—	$—		$—	$132	$1,339	$—
_______________
(1)Transfers into Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained. Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained. Transfers are assumed to have occurred at the end of the period.

The valuation techniques and significant unobservable inputs used in Level 3 valuations were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
September 30, 2026	Fair value	Valuation technique/ methodology	Unobservable input	Range (weighted average)
Financial assets
Asset management
Equity securities	$6,010	Equity value	Multiple	8.5x - 10.5x (9.5x)
Equity securities	75	Market approach	Privately quoted price	NA
Other invested assets	68	Probability-Weighted Expected Return Method	Independent probabilities	5.0% - 5.0% (5.0%)
		Probability-Weighted Expected Return Method	Dependent probabilities	2.4% - 3.7% (3.1%)
		Probability-Weighted Expected Return Method	Years to exit	2.5 - 4.5 (3.5)
Total — Asset Management	$6,153
Insurance
Debt securities¹:
Asset and mortgage-backed securities	$37,012	Discounted cash flow	Discount rate	7.2% - 9.7% (9.4%)
Corporate	7,110	Discounted cash flow	Discount rate	6.5% - 8.7% (8.0%)
Corporate loans	93,301	Discounted cash flow	Discount rate	—% - 15.9% (8.5%)
Equity securities	8	Recent transaction	Transaction price	NA
Equity securities	309	Enterprise value	Multiple	0.1x - 0.1x (0.1x)
Other invested assets	4,480	Discounted cash flow	Discount rate	—% - 18.7% (10.0%)
Total — Insurance Solutions	$142,220
Equity securities of consolidated VIEs	$1,051	Enterprise value	Multiple	10.6x - 10.6x (10.6x)
Corporate loans of consolidated VIEs	18,926	Recent transaction	Transaction price	NA
Corporate loans of consolidated VIEs	108,704	Discounted cash flow	Discount rate	5.0% - 14.8% (10.5%)
Total assets of consolidated VIEs - Insurance Solutions	$128,681
Total financial assets including consolidated VIEs - Insurance Solutions	$270,901
Total financial assets	$277,054
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

Financial instruments not carried at fair value
The following tables present carrying amounts and fair values of the Company’s financial assets and liabilities which are not carried at fair value as of September 30, 2026 and December 31, 2025:

			Fair Value Hierarchy
September 30, 2026	Carrying value	Fair value	Level 1	Level 2	Level 3
Financial Assets
Asset Management
Corporate loans	$—	$—	$—	$—	$—
Total financial assets — Asset Management	—	—	—	—	—
Insurance Solutions
Mortgage loans	144,069	147,298	—	—	147,298
Other invested assets	11,819	11,805	—	—	11,805
Total financial assets — Insurance Solutions	155,888	159,103	—	—	159,103
Total financial assets	$155,888	$159,103	$—	$—	$159,103
Financial Liabilities
Asset Management
Debt obligations	$98,392	$89,814	$36,320	$—	$53,494
Total financial liabilities — Asset Management	98,392	89,814	36,320	—	53,494
Insurance Solutions
Debt obligations	12,000	11,820	—	—	11,820
Interest sensitive contract liabilities	281,283	281,283	—	281,283	—
Total financial liabilities —Insurance Solutions	293,283	293,103	—	281,283	11,820
Total financial liabilities	$391,675	$382,917	$36,320	$281,283	$65,314

December 31, 2025	Carrying value	Fair value	Level 1	Level 2	Level 3
Financial Assets
Asset Management
Corporate loans	$13,287	$11,151	$—	$—	$11,151
Total financial assets — Asset Management	13,287	11,151	—	—	11,151
Insurance Solutions
Mortgage loans	162,566	172,602	—	—	172,602
Other invested assets	17,097	17,488	—	—	17,488
Total financial assets — Insurance Solutions	179,663	190,090	—	—	190,090
Total financial assets	$192,950	$201,241	$—	$—	$201,241
Financial Liabilities
Asset Management
Debt obligations	$76,250	$72,880	$—	$—	$72,880
Total financial liabilities — Asset Management	76,250	72,880	—	—	72,880
Insurance Solutions
Debt obligations	17,250	17,447	—	—	17,447
Interest sensitive contract liabilities	363,981	363,981	—	363,981	—
Total financial liabilities —Insurance Solutions	381,231	381,428	—	363,981	17,447
Total financial liabilities	$457,481	$454,308	$—	$363,981	$90,327

Fair value option
The following table presents the net realized and unrealized gains (losses) on financial instruments for which the FVO was elected:

For the three months ended September 30,	2026			2025
	Net realized gains (losses)	Net unrealized gains (losses)	Total	Net realized gains (losses)	Net unrealized gains (losses)	Total
Asset Management
Debt obligation	$—	$—	$—	$—	$—	$—
Net realized and change in unrealized gains (losses) from investment activities — Asset Management	—	—	—	—	—	—

Insurance Solutions
Debt securities:
U.S. state, territories and municipalities	—	(107)	(107)	—	13	13
Other government and agency	—	(139)	(139)	—	208	208
Corporate	—	(7,415)	(7,415)	(706)	3,645	2,939
Asset and mortgage- backed securities	43	214	257	(23)	478	455
Corporate loans	14	(252)	(238)	—	(96)	(96)
Other invested assets	—	(113)	(113)	—	—	—
Net realized and change in unrealized gains (losses) from investment activities — Insurance Solutions	57	(7,812)	(7,755)	(729)	4,248	3,519
Investments of consolidated VIEs	(3,573)	1,836	(1,737)	73	(1,405)	(1,332)
Net realized and change in unrealized gains (losses) from investment activities — Insurance Solutions including consolidated VIEs	$(3,516)	$(5,976)	$(9,492)	$(656)	$2,843	$2,187

For the nine months ended September 30,	2026			2025
	Net realized gains (losses)	Net unrealized gains (losses)	Total	Net realized gains (losses)	Net unrealized gains (losses)	Total
Asset Management
Debt obligation	$—	$—	$—	$—	$1,339	$1,339
Net realized and change in unrealized gains (losses) from investment activities — Asset Management	—	—	—	—	1,339	1,339

Insurance Solutions
Debt securities:
U.S. state, territories and municipalities	—	(124)	(124)	—	75	75
Other government and agency	—	(102)	(102)	—	205	205
Corporate	(4)	(7,803)	(7,807)	(1,815)	5,881	4,066
Asset and mortgage- backed securities	27	(924)	(897)	(317)	294	(23)
Corporate loans	19	(1,250)	(1,231)	—	1,330	1,330
Other invested assets	—	(79)	(79)	(755)	4,217	3,462
Net realized and change in unrealized gains (losses) from investment activities — Insurance Solutions	42	(10,282)	(10,240)	(2,887)	12,002	9,115
Investments of consolidated VIEs	(4,220)	(2,404)	(6,624)	310	(2,194)	(1,884)
Net realized and change in unrealized gains (losses) from investment activities — Insurance Solutions including consolidated VIEs	$(4,178)	$(12,686)	$(16,864)	$(2,577)	$9,808	$7,231

The following table presents information for loans which the Company elected the FVO.

September 30, 2026	Unpaid Principal Balance	Mark to Fair Value	Fair Value
Insurance Solutions
Corporate loans	$115,846	$(4,813)	$111,033
Other invested assets	1,289	(257)	1,032
Insurance Solutions	117,135	(5,070)	112,065
Corporate loans of consolidated VIEs	139,490	(11,860)	127,630
Insurance Solutions including consolidated VIEs	$256,625	$(16,930)	$239,695
December 31, 2025	Unpaid Principal Balance	Mark to Fair Value	Fair Value
Insurance Solutions
Corporate loans	$125,422	$(1,355)	$124,067
Other invested assets	1,289	(179)	1,110
Insurance Solutions	126,711	(1,534)	125,177
Corporate loans of consolidated VIEs	127,620	(7,889)	119,731
Insurance Solutions including consolidated VIEs	$254,331	$(9,423)	$244,908

As of September 30, 2026 and December 31, 2025, there were no loans accounted for at fair value under the FVO which were 90 days or more past-due or in non-accrual status.

The following table presents the estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk on corporate loans for which the Company elected the FVO.

For the nine months ended September 30,	2026	2025
Insurance Solutions
Corporate loans	$(1,124)	$1,123
Other invested assets	—	3,471
Insurance Solutions	(1,124)	4,594
Corporate loans of consolidated VIEs	1,975	(915)
Insurance Solutions including consolidated VIEs	$851	$3,679
The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying loans with changes in credit ratings meeting certain criteria.

Note 10. Revenue from service contracts
The following table summarizes the Company’s revenue from service contracts for Asset Management:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Management fees	$1,874	$1,851	$5,204	$7,900
Incentive fees	—	431	813	1,208
Advisory and transaction fees	—	—	66	—
Servicing fees (expense)¹	(795)	(409)	(2,273)	(1,451)
_______________
(1)Servicing fees were a net expense for the Company as reimbursements to Sierra Crest Investment Management (“SCIM”) for certain costs and the specified investment advisory fee retained by SCIM exceeded the net economic benefit derived under the Alternative Credit Income Fund (“ACIF”) advisory agreement, for the three and nine months ended September 30, 2026 and September 30, 2025. Servicing fees are included within Administration and servicing fees in the Condensed Consolidated Statements of Operations.

Note 11. Goodwill and intangible assets
Goodwill
The carrying amount of goodwill by reportable segment was $1.0 million for Asset Management as of both September 30, 2026 and December 31, 2025, which is included within “Other assets” in the Condensed Consolidated Statements of Financial Position. The carrying amount of goodwill was $30.2 million for Insurance Solutions as of both September 30, 2026 and December 31, 2025.
The table below presents the changes in the carrying amount of goodwill by reporting unit in Insurance Solutions as of September 30, 2026 and December 31, 2025.

	Reporting Unit
	MYGA	LTC	Total
Goodwill, gross as of December 31, 2025	$30,193	$25,504	$55,697
Accumulated impairment losses¹	—	(25,504)	(25,504)
Goodwill, net as of September 30, 2026	30,193	—	30,193

Goodwill, gross as of December 31, 2024	$30,193	$25,504	$55,697
Impairment losses	—	(25,504)	(25,504)
Goodwill, net as of December 31, 2025	$30,193	$—	$30,193

_______________
(1)Accumulated impairment losses include the $25.5 million impairment loss recognized in relation to the LTC reporting unit during the year ended December 31, 2025 and there was no impairment loss recognized during the nine months ended September 30, 2026

Intangible assets

During the three months ended September 30, 2026, the Company recognized an intangible asset of $2.8 million and $12.2 million in connection with the TSA and the Revenue Share Amount, respectively, as described in Note 3. Business combinations and Asset Acquisitions. The Rebate mechanism associated to the TSA will result in cumulative catch-up amortization adjustments to the cost basis of this indefinite-lived asset in future periods as each $0.25 million tranche becomes probable and estimable.

Intangible assets consist of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Gross carrying amount	Accumulated amortization	Accumulated impairment	Net carrying amount
Asset Management
Intangible assets — indefinite life
Investment management contracts	$2,835	$—	$—	$2,835
Profit sharing interest	$8,191	$—	$—	$8,191
Revenue sharing interest	12,194	—	—	12,194
Intangible assets — definite life
Investment management contracts	11,148	(10,008)	—	1,140
Total intangible assets — Asset Management	$34,368	$(10,008)	$—	$24,360

Insurance Solutions
Intangible assets — indefinite life
State insurance licenses	2,444	—	—	2,444
Total intangible assets — Insurance Solutions	$2,444	$—	$—	$2,444

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Accumulated impairment	Net carrying amount
Asset Management
Intangible assets — indefinite life
Investment management contracts	$19,204	$—	$(19,204)	$—
Profit sharing interest[1]	11,236	—	(3,045)	8,191
Intangible assets — definite life
Investment management contracts	11,544	(8,381)	(393)	2,770
Total intangible assets — Asset Management	$41,984	$(8,381)	$(22,642)	$10,961

Insurance Solutions
Intangible assets — indefinite life
State insurance licenses	2,444	—	—	2,444
Total intangible assets — Insurance Solutions	$2,444	$—	$—	$2,444
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
The following table represents estimated intangible amortization expense as of September 30, 2026:

As of	September 30, 2026
Remainder of 2026	$284
2027	791
2028	52
2029	13
2030	—
2031 and thereafter	—
Total	$1,140
Note 12. Debt obligations
Asset Management
MLC US Holdings Credit Facility
The MLC US Holdings Credit Facility matures on August 20, 2027 and is secured by assets held by MLC US Holdings and guaranteed by the Company. On January 27, 2026, the Company repaid $22.5 million of the outstanding balance using proceeds from the Exchange Listed Notes described below, resulting in a partial extinguishment and a $0.5 million write-off of unamortized transaction costs, recognized within "loss on extinguishment of debt" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026. On April 7, 2026, the Company entered into a Guaranty assuming Legacy Mount Logan's obligations as guarantor under the facility. The Company was in compliance with all debt covenants as of September 30, 2026.

Seller notes
On October 29, 2021, the Company completed the Ability Acquisition through in part the issuance of an unsecured promissory note of $15.0 million, which bears interest at 5.0% per annum and is payable by October 29, 2031.
Unsecured debentures
The Company's unsecured debentures bear interest at 8.85% PIK with Initial Debenture Units carrying attached common share purchase warrants exercisable at C$11.61 per share, as adjusted for the Business Combination. On April 17, 2026, a subsidiary of the Company issued a further 5,597 Additional Initial Debentures for aggregate proceeds of $5.6 million, used to repay $2.3 million and $3.0 million in principal (plus accrued interest) of Ability surplus notes held by Sentinel Security Life Insurance Company and Atlantic Coast Life Insurance Company, respectively. These Additional Initial Debentures mature January 26, 2032 and carry no attached warrants.

Exchange listed notes
On January 26, 2026, the Company issued $40 million in aggregate principal amount of senior unsecured notes (“Exchange Listed Notes”) that bear interest at 8.0% per year and will mature on January 31, 2031. Transaction costs of $2.3 million were capitalized and will be accreted through the interest expense over the life of the debt. Net proceeds were used to repay $22.5 million of outstanding indebtedness under the MLC US Holdings Credit Facility, with remaining proceeds for general corporate purposes.

Debt obligations consisted of the following as of September 30, 2026 and December 31, 2025:

As of September 30, 2026	Maturity date	Stated interest rate	Effective interest rate	Extension options	Total facility	Outstanding balance
MLC US Holdings Credit Facility[1]	August 2027	SOFR +6.00%	9.70%	N/A	$13,500	$13,500
Seller note — Ability Acquisition	October 2031	5.00%	5.00%	N/A	15,000	15,000
Exchange Listed Notes	January 2031	8.00%	9.45%	N/A	40,000	38,523
Debenture units[2]	January 2032	8.85%	8.93% - 9.28%	N/A	26,849	31,548
Total debt					$95,349	$98,571
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
The scheduled principal repayments are as follows:

As of	September 30, 2026
Remainder of 2026	3,500
2027	16,000
2028	3,000
2029	3,000
2030	3,000
2031 and thereafter	70,071
98,571
Transaction costs (net of amortization)	(179)
Total debt	$98,392
For the three months ended September 30, 2026, interest expense, including the amortization of debt issuance costs and PIK interest, was $2.2 million (September 30, 2025 –$2.0 million). For the nine months ended September 30, 2026, interest expense, including the amortization of debt issuance costs and PIK interest, was $6.4 million (September 30, 2025 – $5.9 million).

Insurance Solutions
Debt obligations
Ability has the following surplus notes outstanding as of September 30, 2026 and December 31, 2025:

As of September 30, 2026	Date issued	Date of maturity	Interest rate	Par value	Carrying value of note
Revol One Insurance Company (formerly known as Pavonia Life Insurance Company of Michigan)	August, 2023	December, 2032	10.00%	12,000	12,000
Total surplus notes				$12,000	$12,000

As of December 31, 2025	Date issued	Date of maturity	Interest rate	Par value	Carrying value of note
Sentinel Security Life Insurance Company	February, 2013	June, 2028	5.00%	$2,250	$2,250
Revol One Insurance Company (formerly known as Pavonia Life Insurance Company of Michigan)	August, 2023	December, 2032	10.00%	12,000	12,000
Atlantic Coast Life Insurance Company	March, 2025	March, 2033	SOFR+6.00%	3,000	3,000
Total surplus notes				$17,250	$17,250
For the three and nine months ended September 30, 2026 and September 30, 2025, interest paid was $0.3 million and $1.2 million and $0.3 million and $1.0 million, respectively.
Refer to Note 9. Fair value measurements for fair value of financial liabilities carried at amortized cost.
The surplus notes are subordinated in right of payment of all indebtedness, policy claims, and other creditor claims, and payments of interest or principal require prior authorization by the Director of the Nebraska Department of Insurance. On April 17, 2026, the Company repaid $5.3 million of surplus notes, including $2.3 million owed to SSL and $3.0 million owed to Atlantic Coast Life Insurance Company (“ACL”).
Note 13. Deferred acquisition costs
The following table presents the rollforward of deferred acquisition costs (“DAC”) as of September 30, 2026 and September 30, 2025:

	For the Nine Months Ended September 30, 2026
	Beginning Balance	Capitalization	Amortization[1]	Ending Balance
DAC:
MYGA	$6,791	$170	$(2,842)	$4,119

	For the Nine Months Ended September 30, 2025
	Beginning Balance	Capitalization	Amortization	Ending Balance
DAC:
MYGA	$6,524	$3,393	$(2,389)	$7,528
(1)Amortization for the nine months ended September 30, 2026 included $0.7 million associated with the 50% recapture of the SSL MYGA block liabilities. See Note 15. Interest sensitive contract liabilities for further details.
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
The amortization expense for DAC is included in the Amortization of deferred acquisition costs in the Condensed Consolidated Statements of Operations. The estimated future amortization expense related to DAC for the future years is as follows:

As of	September 30, 2026
Remainder of 2026	$420
2027	1,993
2028	1,176
2029	346
2030	119
2031 and thereafter	65
Total	$4,119

Note 14. Future policy benefits and related reinsurance recoverable
Future policy benefits comprise substantially all obligations to insureds in the Company’s insurance operations. A summary of future policy benefits and reinsurance recoverable are presented below.

As of	September 30, 2026	December 31, 2025
Reinsurance recoverable
Long term care reinsurance	$409,373	$452,254
Other	2,191	4,466
Modco investments with Nichol International Reinsurance (S.A.C), Ltd¹	(174,689)	(183,802)
Total reinsurance recoverable	$236,875	$272,918

Future policy benefits
Long term care insurance	$696,717	$777,412
Other	2,192	4,469
Total future policy benefits	$698,909	$781,881

Funds held under reinsurance contracts
Funds held arrangement with Front Street Re¹	$222,028	$237,143
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

The following tables summarize balances of and changes in future policy benefits reserves:

	Nine months ended September 30,
Long-term care	2026	2025
Present value of expected net premiums
Beginning Balance	$273,395	$306,206

Beginning balance at locked-in discount rate	297,709	343,705
Effect of actual variances from expected experience	(6,156)	(8,307)
Adjusted balance	291,553	335,398
Interest accrual	5,312	5,381
Net premiums collected	(31,713)	(33,807)
Ending balance at locked-in discount rate	265,152	306,972
Effect of changes in discount rate assumptions	(34,261)	(24,903)
Ending Balance	$230,891	$282,069

Present value of Expected Future Policy Benefits
Beginning Balance	$1,050,807	$1,071,361

Beginning balance at locked-in discount rate	1,239,275	1,306,356
Change in effect in cashflow assumptions	(4,236)	—
Effect of actual variances from expected experience	(1,937)	5,655
Adjusted balance	1,233,102	1,312,011
Interest accrual	22,848	21,280
Benefit payments	(81,039)	(82,212)
Ending balance at locked-in discount rate	1,174,911	1,251,079
Effect of changes in discount rate assumptions	(247,303)	(186,565)
Ending Balance	$927,608	$1,064,514
Net future policy benefit reserves ¹	$696,717	$782,445

Less: Reinsurance recoverables, net of allowance for credit losses ²	(409,373)	(454,732)
Net future policy benefit reserves, after reinsurance recoverables	$287,344	$327,713
_______________
(1)Net future policy benefit reserves excludes $2.2 million and $4.4 million as of September 30, 2026 and September 30, 2025, respectively, of Medico assumed reserves which are 100% ceded.
(2)Reinsurance recoverables, net of allowance for credit losses excludes $2.2 million and $4.4 million of reinsurance recoverable as of September 30, 2026 and September 30, 2025, respectively.
In the first nine months of 2026, the underlying cash flow assumptions remained unchanged for the Medico block. For the Guardian block, claim‑handling costs were separated from maintenance costs and the claim reserve assumption was also updated. These assumption updates resulted in a total of $4.2 million decrease on a gross basis in the liability for future policy benefits for the nine months ended September 30, 2026. The effect of actual variances from expected experience for the nine months ended September 30, 2026 observed a $4.2 million increase on a gross basis in the liability for future policy benefits, mainly driven by lower than expected premium receipts and higher claims.

In the first nine months of 2025, the underlying cash flow assumptions remained unchanged. The effect of actual variances from expected experience for the nine months ended September 30, 2025 observed a $14.0 million increase on a gross basis in the liability for future policy benefits, mainly driven by lower than expected premium receipts and higher claims.

The following tables provides the amount of undiscounted and discounted expected future gross premiums and expected future benefits and expenses for the LTC line of business:

As of	September 30, 2026		September 30, 2025
Long-term care	Undiscounted	Discounted¹	Undiscounted	Discounted¹
Expected future gross premiums	$322,688	$230,891	$371,635	$282,069
Benefit payments	$1,656,891	$927,608	$1,765,145	$1,064,514
_______________
(1)Discount was determined using the current discount rate as of September 30, 2026 and September 30, 2025.
The following table provides the weighted-average durations of and weighted-average interest rates for the liability for future policy benefits:

As of	September 30, 2026	September 30, 2025
Weighted-average duration of liability (years) at current rate	8.90	9.94
Weighted-average duration of liability (years) at original rate	11.07	11.51
Weighted-average interest rate at current rate	5.94%	4.90%
Weighted-average interest rate at original rate	3.13%	3.07%
Note 15. Interest sensitive contract liabilities
The following table shows the outstanding Interest sensitive contract liabilities which represents the policyholder balances for MYGA product line:

	Nine months ended September 30,
	2026	2025
Balance, beginning of year	$363,981	$334,876
Deposits	911	42,996
Product charges	(429)	(1,766)
Surrenders and withdrawals	(19,335)	(17,892)
Benefit payments	(6,325)	(6,933)
Interest credited	12,639	11,969
Other ¹	(70,159)	—
Balance, end of period	$281,283	$363,250
Weighted-average annual crediting rate	5.00%	5.00%

At period end:
Cash surrender value	$260,928	$334,969

Net amount at risk:
In the event of death [2]	$281,283	$363,250
_______________
(1)Other represents decrease in interest sensitive contract liabilities resulting from SSL’s recapture of 50% of the quota share on the Recaptured Business, effective September 1, 2026. Refer to “Reinsurance Recapture” for further detail.
(2)For benefits that are payable in the event of death, the net amount at risk is defined as the current death benefit which is equal to the current account balances at the Condensed Consolidated Statements of Financial Position date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the Condensed Consolidated Statements of Financial Position date.

Reinsurance Recapture

Effective September 1, 2026, Sentinel Security Life Insurance Company (“SSL”) recaptured 50% of the quota share liability previously reinsured by Ability Insurance Company (“Ability”) on contracts issued and approved from July 1, 2022 through June 30, 2024 (the “Recaptured Business”). The remaining 50% of the quota share on those contracts ceded under the Reinsurance Agreement between SSL and Ability, remains in force on its existing terms.

Statutory reserves attributable to the Recaptured Business were $141.4 million as of August 31, 2026, of which $70.7 million related to the recaptured 50%. Ability transferred assets from the trust account maintained under the Reinsurance Agreement to SSL with an aggregate fair value of $68.3 million including $6.6 million in cash . This amount represents the recaptured statutory reserves, net of a recapture fee of $2.4 million retained by the Company. The recapture fee was settled by netting against the assets transferred and was not paid separately in cash.

The Company derecognized the related reinsurance liabilities included in interest sensitive contract liabilities of $70.2 million. Because the interest sensitive contract liabilities were $0.6 million lower than the corresponding statutory reserves, the derecognition resulted in a loss of $0.6 million. Together with the $2.4 million recapture fee earned, Ability recognized a net gain of $1.8 million, included in other income within insurance segment revenue for the three months ended September 30, 2026.

MYGA policyholder account balances totaled $281.3 million and $363.3 million, as of September 30, 2026, and September 30, 2025, respectively. The decrease in policyholder account balance for the nine months ended September 30, 2026 was primarily attributable to the decrease in reserves due to the SSL recapture of $70.2 million and surrenders, withdrawals, benefits and product charges of $26.1 million which was partially offset by interest credited of $12.6 million. For the nine months ended September 30, 2025 the increase in policyholder account balances was primarily attributable to $43.0 million of deposits due to the assumption of the NSG MYGA block and $12.0 million interest credited. This increase was partially offset by surrenders, withdrawals, benefits and product charges of $26.6 million for the nine months ended September 30, 2025. Interest on policyholder account balances is generally credited at minimum guaranteed rates, primarily between 2% and 7% at both September 30, 2026 and September 30, 2025.

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
Reinsurance recoverable
The Company reinsures its business through three reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company uses collateral for its reinsurance recoverable with funds withheld accounts. These reinsurance recoverable balances are stated net of allowance for expected credit loss of $0.8 million as of September 30, 2026 and $1.1 million as of December 31, 2025. The Company had $411.6 million and $456.7 million of net ceded reinsurance recoverable as of September 30, 2026 and December 31, 2025, respectively. The Company had $28.5 million and $41.3 million of unsecured Reinsurance recoverable balances as of September 30, 2026 and December 31, 2025, respectively.

The amounts in the Condensed Consolidated Statements of Financial Position include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

Long-term care	September 30, 2026	December 31, 2025
Reinsurance recoverable
Medico Insurance Company	$2,191	$4,466
Front Street Re	248,291	273,981
Nichol International Reinsurance (S.A.C), Ltd	161,082	178,273
Nichol Modco Funds Withheld	(174,689)	(183,802)
Total reinsurance recoverable	$236,875	$272,918

Future policy benefits
Direct	$604,408	$673,636
Reinsurance assumed	94,501	108,245
Total future policy benefits	$698,909	$781,881
The amounts in the Condensed Consolidated Statements of Operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

Long-term care
Three months ended September 30,	2026	2025
Net premiums
Direct premiums	$9,299	$10,427
Reinsurance assumed	905	908
Reinsurance ceded	(14,593)	(15,827)
Total net premiums	$(4,389)	$(4,492)

Net policy benefit and claims (remeasurement gain on policy liabilities of $3,907 and $3,846, for the three months ended September 30, 2026 and 2025, respectively)
Direct	$13,088	$14,557
Reinsurance assumed	1,940	1,979
Reinsurance ceded, net of provision for credit losses ¹	(17,421)	(18,654)
Total net policyholder benefits and claims	$(2,393)	$(2,118)

Long-term care
Nine months ended September 30,	2026	2025
Net premiums
Direct premiums	$28,343	$31,536
Reinsurance assumed	2,826	2,986
Reinsurance ceded	(44,276)	(47,265)
Total net premiums	$(13,107)	$(12,743)

Net policy benefit and claims (remeasurement gain on policy liabilities of $14,430 and $6,871, for the nine months ended September 30, 2026 and 2025, respectively)
Direct	$39,145	$50,202
Reinsurance assumed	3,566	9,656
Reinsurance ceded, net of provision for credit losses ¹	(52,020)	(61,247)
Total net policyholder benefits and claims	$(9,309)	$(1,389)
_______________
(1)The provision for credit losses for reinsurance recoverables for the three and nine months ended September 30, 2026 was $(0.3) million. It was $(0.1) million and less than $0.1 million for the three and nine months ended September 30, 2025, respectively.

Note 17. Other assets and Accrued expenses and other liabilities
Other assets consist of the following:

As of	September 30, 2026	December 31, 2025
Asset Management
Management fee receivable - related parties	$1,017	$1,477
Management fee receivable	717	—
Incentive fee receivable - related parties	—	405
Prepaid income taxes	769	693
Accrued interest and dividends receivable - related parties	—	2,996
Purchase receivables [2]	4,333	2,311
Ovation goodwill	1,000	1,000
Operating lease right of use asset	—	405
Deferred offering costs	—	265
Prepaid insurance	635	553
Other - related parties	835	367
Other	662	693
Total other assets — Asset Management	9,968	11,165
Insurance Solutions
Accrued investment income	12,012	11,641
Receivable for investments sold ¹	1,651	—
Guaranty funds on deposit	67	83
Other	5,290	2,575
Total other assets — Insurance Solutions	19,020	14,299
Interest receivable of consolidated VIEs	1,100	955
Total other assets — Insurance Solutions including consolidated VIEs	20,120	15,254
Total other assets	$30,088	$26,419
_______________
(1)Represents amounts due from third-parties for investment sales for which a cash settlement has not occurred.
(2)All purchase receivables were acquired during the fourth quarter of 2025 and the first quarter of 2026. For the three months ended September 30, 2026, $0.5 million repayments were received on these receivables which reduced cost, and there were $0.2 million unrealized gains from fair value movements. For the nine months ended September 30, 2026, $0.8 million repayments were received on these receivables which reduced cost, and there were $0.3 million unrealized gains from fair value movements.

Accrued expenses and other liabilities consist of the following:

As of	September 30, 2026	December 31, 2025
Asset Management
Operating lease liabilities	$—	$408
Accounts payable and accrued liabilities¹	4,853	9,107
Total accrued expenses and other liabilities — Asset Management	4,853	9,515
Insurance Solutions
Payable for investments purchased²	48	6,500
Other accrued expenses	3,690	4,010
Total accrued expenses and other liabilities — Insurance Solutions	3,738	10,510
Total accrued expenses and other liabilities	$8,591	$20,025
_______________
(1)As part of its acquisition of TURN in connection with the Business Combination on September 12, 2025, the Company acquired benefit plans which TURN historically administered which provide medical and dental insurance for retirees and their spouses who, at the time of their retirement, attained certain years of service at a certain age. As of September 30, 2026, the Company had $0.4 million accumulated post-retirement benefit obligation. These plans were terminated prior to the acquisition date and provide medical benefits to former employees who are grandfathered under the plan’s former terms. The net periodic post-retirement benefit cost includes service cost and interest cost on the accumulated post-retirement benefit obligation. Unrecognized actuarial gains and losses will be recognized as net periodic benefit cost within general, administrative and other expenses under the Asset Management segment. Unamortized prior service cost was fully amortized prior to the acquisition date. Refer to Note 3. Business combinations and Asset Acquisitions for more information on the Company’s acquisition of TURN.
(2)Represents amounts owed to third-parties for investment purchases for which a cash settlement has not occurred.

Note 18. Income taxes
Prior to the Domestication of Legacy Mount Logan to the United States on September 12, 2025, Legacy Mount Logan was subject to income tax in Canada, including on income earned through its US subsidiaries. Following the Domestication and the completion of the Business Combination, the Company is subject to U.S. federal, state, and local income taxes.

The Company’s income tax provision totaled nil and $2.3 million for the three months ended September 30, 2026 and 2025, respectively, and totaled nil and $2.3 million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s effective income tax rate was approximately 0% and (20.72)% for the three months ended September 30, 2026 and 2025, respectively, and 0% and (12.45)% for the nine months ended September 30, 2026 and 2025, respectively.

The Company recorded a full valuation allowance against its net deferred tax assets, reflecting management's conclusion — based on cumulative losses and Section 382 limitations on loss and capital-loss carryforwards acquired from TURN — that the related deferred tax assets are not more-likely-than-not to be realized.

Each reporting period, the Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize its deferred tax assets. There were no changes in the assessment of the realizability of the Company's deferred tax assets during the nine months ended September 30, 2026.

The Company had no material uncertain tax positions as of September 30, 2026.

Note 19. Equity
Common shares
The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid per share and all references to share quantities of the Company have been retrospectively adjusted to reflect the Company’s existing capital structure post merger with TURN. Refer to Note 3. Business combinations and Asset Acquisitions for further detail.
The Company is authorized to issue 150 million common shares, par value $0.001 per share. The common shares are not redeemable or convertible. Dividends are declared by the Company’s Board of Directors (the “Board”) at its discretion. Historically, the board of directors of Legacy Mount Logan has declared dividends on a quarterly basis and the amount could vary from quarter to quarter.

As of September 30, 2026, there were 11,490,883 common shares issued and outstanding (December 31, 2025 – 12,786,770). The Company repurchased 1,590,601 shares through a tender offer, a former officer returned 7,401 shares to the Company for withholding tax, and the Company issued 302,115 shares for the acquisition of the TSA associated with the Yieldstreet asset acquisition (refer to Note 3. Business combinations and Asset Acquisitions) during the nine months ended September 30, 2026. The Company issued 382,809 shares (net of tax) in respect of vested RSUs (inclusive of Dividend Equivalent Units (“DEUs”)), 4,101 shares in satisfaction of debt obligations owed in connection with the provision of certain consulting services, 637,880 common shares for the minority investment in Runway Growth Capital LLC (“Runway”), 122,308 common shares for the further investment in a Canadian fixed income manager, and 5,666,700 shares for the reverse acquisition of TURN during the nine months ended September 30, 2025. Subsequent to the Business Combination, during the three months ended September 30, 2025, the Company repurchased 160,637 common shares for an aggregate cost of $1.4 million. These repurchases are included in both the three- and nine-month periods ended September 30, 2025. There were no other transactions with shareholders for the three and nine months ended September 30, 2026 and 2025.

Dividends
Dividends to the Company's shareholders are recorded on the declaration date. The payment of any cash dividend to shareholders of the Company in the future will be at the discretion of the Board and will depend on, among other things, the financial condition, capital requirements and earnings of the Company, and any other factors that the Board may consider relevant.
The following table reflects the distributions declared on the common shares of the Company during the nine months ended September 30, 2026 and September 30, 2025:

			Dividend amount per share		Total dividend amount
Declaration Date	Record Date	Payment Date	CAD	USD ¹	CAD	USD ¹
March 5, 2026	March 30, 2026	April 15, 2026	$—	$0.03	$—	$336
May 14, 2026	May 26, 2026	June 10, 2026	—	0.03	—	333
August 11, 2026	August 21, 2026	August 31, 2026	—	0.03	—	338
					$—	$1,007

			Dividend amount per share		Total dividend amount
Declaration Date	Record Date	Payment Date	CAD	USD ¹	CAD	USD ¹
March 13, 2025	April 3, 2025	April 10, 2025	$0.08	$0.06	$573	$399
May 15, 2025	May 27, 2025	June 2, 2025	0.08	0.06	573	410
August 7, 2025	August 19, 2025	August 25, 2025	0.08	0.06	586	427
					$1,732	$1,236
_______________
(1)Dividends were issued and paid in CAD until the December 2025 dividend payment which was issued and paid in USD. For reporting purposes, CAD dividend amounts recorded in equity were translated to USD using the daily exchange rate on the date of declaration. Going forward, the Company expects to declare and pay dividends in USD.
Warrants
On January 26, 2024, Legacy Mount Logan issued 50 common share purchase warrants (each, a “Debenture Warrant”) for each of the 18,752 initial debenture units that were issued on a non-brokered private placement (refer to Note 12. Debt obligations for further detail). Following the completion of the Business Combination, every 4.22 Debenture Warrants entitle the holder to receive, upon exercise, one share of the Company's common stock at an exercise price of C$11.61 per share. As of September 30, 2026, an aggregate of up to 222,079 shares of the Company's common stock were issuable upon the exercise of the 937,600 Debenture Warrants outstanding (December 31, 2025 — 222,079). The Debenture Warrants are exercisable for a period of 8 years.

The Arrangement Warrants expired unexercised on October 19, 2025 and none were outstanding as of September 30, 2026 or December 31, 2025.

Each Debenture Warrant was exercisable to acquire one common share of Legacy Mount Logan at a price of C$2.75 per share for a period of eight (8) years from the issuance thereof, provided that the Debenture Warrants were not exercisable during the first twelve (12) months following the issuance. Accordingly, an aggregate of up to 222,079 shares of the Company are issuable upon the exercise of the 937,600 outstanding Debenture Warrants as of September 30, 2026 (December 31, 2025 - 222,079).

Accumulated other comprehensive income (loss)

	Unrealized investment gains (losses) on available-for-sale securities	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Cumulative translation adjustment	Accumulated other comprehensive income (loss)
Balance at, December 31, 2025	$(15,358)	$(907)	$71,287	$(21,858)	$33,164
Other comprehensive income (loss), before reclassifications	(11,801)	(10,844)	20,901	—	(1,744)
Less: reclassification adjustments for gains (losses) realized	(2,246)	(155)	—	—	(2,401)
Less: Income tax expense (benefit)	—	—	—	—	—
Balance at, September 30, 2026	$(24,913)	$(11,596)	$92,188	$(21,858)	$33,821

	Unrealized investment gains (losses) on available-for-sale securities	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Cumulative translation adjustment	Accumulated other comprehensive income (loss)
Balance at, December 31, 2024	$(21,318)	$(5,192)	$85,409	$(21,858)	$37,041
Other comprehensive income (loss), before reclassifications	5,926	4,193	(15,167)	—	(5,048)
Less: reclassification adjustments for gains (losses) realized	(258)	(1,044)	—	—	(1,302)
Less: Income tax expense (benefit)	—	—	—	—	—
Balance at, September 30, 2025	$(15,134)	$45	$70,242	$(21,858)	$33,295
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

The Company awarded 922,302 RSUs with a grant date fair value of $2.8 million during the nine months ended September 30, 2026, under the 2025 Plan. The Company awarded 652,135 RSUs with a grant date fair value of $1.2 million during the nine months ended September 30, 2025, under the 2019 RSU Plan, which all accelerated and fully vested upon the closing of the Business Combination.

For the three months ended September 30, 2026 and 2025, the Company recorded equity-based compensation expense related to RSUs awarded under the 2025 Plan and 2019 RSU Plan of $0.4 million and $2.1 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded equity-based compensation expense related to RSUs awarded under the 2025 Plan and 2019 RSU Plan of $0.5 million and $2.8 million, respectively. As of September 30, 2026, there was $2.3 million of total unrecognized equity-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average term of 1.20 years . The Company has elected to account for forfeitures as they occur. Expense is recognized on a straight line basis over the life of the award.

A summary of the status of service-vesting awards granted under the 2025 Plan for the nine months ended September 30, 2026 is presented below:

	RSUs and DEUs Outstanding
	RSUs	Weighted average grant date fair value	DEUs	Weighted average grant date fair value	Total
Unvested balance, January 1, 2026	—	$—	—	$—	—
Granted	922,302	3.00	—	—	922,302
Vested	—	—	—	—	—
Forfeitures	—	—	—	—	—
Unvested balance, September 30, 2026	922,302	$3.00	—	$—	922,302

There were no options or awards issued or outstanding under the 2019 Option Plan as of September 30, 2026 (December 31, 2025 – nil)

Note 21. Earnings per share
Basic earnings per share is calculated by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner, with further adjustments made to reflect the dilutive impact of instruments convertible into the Company’s common shares.
The Company has granted RSUs that provided the right to receive, subject to vesting during continued employment, shares of common stock pursuant to the RSU Plan. Any dividend equivalent paid to an employee on RSUs were returned to the Company upon forfeiture of the award by the employee. Unvested RSUs that are entitled to forfeitable dividend equivalents do not qualify as participating securities and are excluded in the Company’s basic and diluted earnings per share computations. Vested RSUs qualify as participating securities and are included in the Company’s diluted earnings per share computation.
The Company also has issued warrants which are exercisable to acquire one common share at a defined exercise price.
The following table sets forth the computation of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Basic earnings per share
Net income (loss)	$(3,725)	$(13,436)	$(13,872)	$(21,075)
Weighted-average number of common shares outstanding	11,313,555	8,174,426	11,430,978	7,185,669
Basic earnings (loss) per share	$(0.33)	$(1.64)	$(1.21)	$(2.93)

Diluted earnings per share
Net income (loss)	$(3,725)	$(13,436)	$(13,872)	$(21,075)
Weighted-average number of common shares outstanding	11,313,555	8,174,426	11,430,978	7,185,669
Incremental Common Shares
Assumed exercise of warrants ¹	—	—	—	—
Common shares potentially issuable ²	—	—	—	—
Weighted-average number of diluted common shares outstanding	11,313,555	8,174,426	11,430,978	7,185,669
Diluted earnings (loss) per share	$(0.33)	$(1.64)	$(1.21)	$(2.93)
________________
(1)For the three and nine months ended September 30, 2025, both the Arrangement Warrants and the Debenture Warrants were anti-dilutive and are excluded from the calculation of diluted earnings per share. The Arrangement Warrants expired on October 19, 2025. For the three and nine months ended September 30, 2026, the Debenture Warrants were anti-dilutive and are excluded from the calculation of diluted earnings per share.
(2)For the three and nine months ended September 30, 2026 and 2025, RSUs granted and unvested were anti-dilutive and are excluded from the calculation of diluted earnings per share.

The following table summarizes the anti-dilutive securities that are excluded from the computation of diluted income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Anti-dilutive Securities
Weighted-average number of unexercised warrants	222,079	828,088	222,079	828,088
Weighted-average number of RSUs outstanding, inclusive of DEUs	803,097	345,984	320,870	424,441
Total common shares equivalent	1,025,176	1,174,072	542,949	1,252,529
The basic and diluted weighted average number of shares issued, anti-dilutive securities, and earnings per share have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of the Company following the Business Combination.

Note 22. Related parties
Servicing Agreement
BC Partners Advisors L.P. (“BCPA”) provides administrative services to the Company under a servicing agreement, and is reimbursed for an allocable portion of compensation paid to the Company's Chief Financial Officer and associated management personnel, and out-of-pocket expenses. For the three and nine months ended September 30, 2026, the Company incurred administrative fees of $1.8 million and $6.1 million (September 30, 2025 – $1.5 million and $3.9 million). As of September 30, 2026, administrative fees payable to BCPA was $3.2 million (December 31, 2025 – $1.7 million).

Staffing and Resource Agreement
Under a Staffing and Resource Agreement, BCPA makes available certain personnel and other resources to support the Company's investment advisory operations. Personnel provided by BCPA are not employees of the Company. The Company pays BCPA a quarterly service fee calculated as a percentage of fee-earning assets under management and may pay equity-based compensation to BCPA or its designees. For the three and nine months ended September 30, 2026, the Company incurred fees payable to BCPA of $1.0 million and $3.0 million (September 30, 2025 – $nil). As of September 30, 2026, fees payable to BCPA was $2.0 million (December 31, 2025 – $1.0 million).

Transactions with Affiliates - servicing fees
Through MLC US Holdings, the Company provides administrative services to SCIM in respect of the management of Alternative Credit Income Fund ("ACIF") in exchange for a servicing fee, under which the Company receives the net economic benefit derived by SCIM under the ACIF advisory agreement, subject to certain retained amounts and expense reimbursements. For the three and nine months ended September 30, 2026, the Company incurred servicing fees of $0.8 million and $2.3 million (September 30, 2025 – $0.4 million and $1.5 million).

The Company, through MLC US Holdings, holds a promissory note issued to SCIM maturing October 30, 2040, bearing interest at 8.0% per annum. As of September 30, 2026, the outstanding principal value of the note was $nil (December 31, 2025 – $13.6 million). For the three and nine months ended September 30, 2026, total interest income was $0.3 million and $0.8 million (September 30, 2025 – $0.3 million and $0.8 million). As of September 30, 2026, accrued interest income receivable was $nil (December 31, 2025 – $3.0 million).

After the ACIF Merger, the Company will no longer provide administrative services to SCIM in respect of ACIF and therefore the Company will no longer receive the net economic benefit derived by SCIM under the ACIF advisory agreement. The promissory note issued to SCIM will no longer be outstanding and the Company will not be entitled to receive the outstanding principal value of the note or the accrued interest receivable at the time of the ACIF Merger.

Transactions with Affiliates - profit sharing interest
MLCSC Holdings LLC, a wholly-owned subsidiary of the Company, is entitled to 16.03% of BCPA's distributions from SCIM under a Profit-Sharing Agreement with BCPSC Holdings LLC, a wholly-owned subsidiary of BCPA and the majority owner of SCIM. The Company holds a 24.99% minority ownership interest in SCIM. The Profit-

Sharing Agreement is carried as an indefinite-lived intangible asset of $8.2 million. Income earned is recorded within "Other income (loss), net". For the three and nine months ended September 30, 2026, income earned was $0.2 million and $0.8 million (September 30, 2025 – 0.3 million).

After the ACIF Merger, the Company will be entitled to a 29.88% share of the revenues from BCPL in the form of the Revenue Share Amount. The Revenue Share Amount is an intangible asset recorded at $12.2 million as of September 30, 2026. The Company will remit one third of the Revenue Share Amount it receives from BCPL every quarter to SCIM in order to pay for the Remaining CIF Payable that remains after netting the $3.8 million and $7.2 million of accrued interest receivable and ACIF Economics Payable, respectively, as of the 9 months ended September 30, 2026.

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
Other Transactions with BCPA or their Affiliates
The Servicing Agent, BCPA, may, from time to time, pay amounts owed by the Company to third-party providers of goods or services, and the Company will subsequently reimburse the Servicing Agent for such amounts paid on its behalf. Amounts payable to the Servicing Agent are settled in the normal course of business without any formal payment terms. As of September 30, 2026, operating expenses reimbursable to BC Partners for amounts paid on behalf of the Company was $5.9 million (December 31, 2025 – $4.5 million).
The Company may, from time to time, enter into transactions in the normal course of operations with entities that are considered affiliates involved in the credit business of BCPA (“BCPA Credit Affiliates”). As of September 30, 2026, Asset Management held investments with affiliates of BCPA Credit Affiliates totaling $10.2 million (December 31, 2025 – $25.4 million), and Insurance Solutions held investments with affiliates of BCPA Credit Affiliates totaling $16.0 million (December 31, 2025 – $20.9 million). On these investments, Asset Management recognized (i) interest income of $0.3 million and $0.8 million for the three and nine months ended September 30, 2026 (September 30, 2025 - $0.3 million and $0.8 million) respectively, (ii) earnings on equity method investments of $0.1 million and $0.7 million for the three and nine months ended September 30, 2026 (September 30, 2025 - $0.5 million and $0.8 million) respectively, and (iii) dividend income on equity securities of less than $0.1 million for both the three and nine months ended September 30, 2026 (September 30, 2025 – less than $0.1 million) respectively. On these investments, Insurance Solutions recognized (i) interest income of $0.4 million and $1.3 million for the three and nine months ended September 30, 2026 and $nil and $0.9 million for the three and nine months ended September 30, 2025, respectively, and (ii) dividend income of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2026 and less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.

Further, for the three and nine months ended September 30, 2026, the Company incurred expenses of $1.6 million and $5.0 million (September 30, 2025 - $1.8 million and $5.3 million) respectively to an affiliate, for third party administrative services relating to Ability for administering its long-term care block of business. As of September 30, 2026, there was a payable to this affiliate of $0.5 million (December 31, 2025 – $0.6 million).
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
During the third quarter of 2026, the Company revised its definition of FRE to include a proportionate share of operating income on asset management investments held at fair value. Previously, these amounts were excluded from FRE. This change has been applied to all periods presented in the Segment Income table below, and prior period amounts have been recast to conform to the current presentations. The change had no impact on the Company’s condensed consolidated financial statements.

Spread Related Earnings
SRE is a component of Segment Income that is used to assess the performance of the Insurance Solutions segment, excluding certain market volatility, which consists of realized and unrealized investment gains (losses), other income and certain general, administrative & other expenses. For the Insurance Solutions segment, SRE equals the sum of

(i) the net investment earnings on Insurance Solutions segment’s net invested assets, excluding net realized gains (losses) on the sale of investments, and investment earnings on funds held under reinsurance contracts and Modco agreements, less (ii) cost of funds (as described below), (iii) compensation and benefits, (iv) interest expense and (v) operating expenses.
Cost of funds includes liability costs associated with the crediting cost on MYGA liabilities as well as other liability costs. Other liability costs include DAC amortization, the cost of liabilities associated with LTC, net of reinsurance, which includes change in reserves, premiums, actual claim experience including related expenses and certain product charges related to MYGA.
During the third quarter of 2026, the Company revised its definition of SRE to exclude net realized gains (losses) on the sale of investments from net investment earnings on Insurance Solutions segment’s net invested assets. Previously these amounts were included in SRE. This change has been applied to all periods presented in the Segment Income table below, and prior period amounts have been recast to conform to the current presentations. The change had no impact on the Company’s condensed consolidated financial statements.

The following presents financial data for the Company’s reportable segments and the reconciliation of Segment Income to Income (loss) before taxes reported in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Asset Management
Management fees	$3,542	$3,471	$10,300	$12,300
Incentive fees	—	431	813	1,208
Advisory and transaction fees, net	—	—	66	—
Equity investment earnings	144	481	659	805
Interest income¹	274	275	813	814
Share of Operating Income on Investments held at FV	1	144	204	357
Other fee-related income	194	262	836	262
Fee-related compensation	(1,371)	(1,175)	(3,708)	(3,777)
Other operating expenses:
Administration and servicing fees	(1,489)	(896)	(4,346)	(2,834)
General, administrative and other	(823)	(326)	(2,359)	(1,764)
Fee related earnings	472	2,667	3,278	7,371
Insurance Solutions
Net investment income	12,535	12,404	36,703	37,094
Cost of funds	(6,721)	(7,273)	(18,115)	(23,946)
Compensation and benefits	—	(73)	—	(540)
Interest expense	(300)	(408)	(1,018)	(1,143)
General, administrative and other	(2,807)	(3,153)	(9,330)	(9,340)
Spread related earnings	2,707	1,497	8,240	2,125
Segment income	$3,179	$4,164	$11,518	$9,496
Asset Management Adjustments:
Intersegment management fee eliminations	(1,668)	(1,620)	(5,096)	(4,400)
Administration and servicing fees ²	(904)	(668)	(2,654)	(1,779)
Transaction costs	(17)	(3,185)	(51)	(10,483)
Compensation and benefits ²	(90)	(861)	(436)	(1,802)
Equity-based compensation	(422)	(1,240)	(502)	(1,632)
Amortization and impairment of intangible assets	(512)	(8,272)	(1,630)	(11,071)
Interest and other credit facility expenses	(2,185)	(1,970)	(6,362)	(5,876)
General, administrative and other ²	(1,577)	(2,654)	(4,915)	(4,197)
Net realized and change in unrealized gains (losses) from investment activities	(1,044)	1,342	(2,362)	3,050
Dividend income	9	22	74	89
Interest income - bank interest	8	—	154	—
Other income (loss), net	13	(11)	17	294
Loss on extinguishment of debt	—	—	(472)	—
Gain on acquisition	—	4,457	—	4,457
Share of Operating Income on Investments held at FV	(1)	(144)	(204)	(357)
Insurance Solutions Adjustments:
Equity-based compensation	—	(885)	—	(1,166)
Net unrealized gains (losses) from investment activities	(1,252)	(1,116)	(5,890)	2,959
Other income	2,128	76	2,272	230
Intersegment management fee eliminations	1,668	1,620	5,096	4,400
General, administrative and other ³	(324)	(185)	(1,695)	(954)
Write down of DAC due to recapture	(734)	—	(734)	—
Income (loss) before taxes	$(3,725)	$(11,130)	$(13,872)	$(18,742)
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

The following presents financial data for the Company’s reportable segments and the reconciliation of Segment Revenue to total revenue reported in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Segment Revenues
Asset Management	$4,155	$5,064	$13,691	$15,746
Insurance Solutions	12,535	12,404	36,703	37,094
Total segment revenues	16,690	17,468	50,394	52,840
Asset Management Adjustments:
Intersegment management fee eliminations	(1,668)	(1,620)	(5,096)	(4,400)
Interest income	(274)	(275)	(813)	(814)
Other fee-related income	(194)	(262)	(836)	(262)
Share of Operating Income on Investments held at FV	$(1)	$(144)	(204)	(357)
Insurance Solutions Adjustments:
Net Premiums	(4,389)	(4,492)	(13,107)	(12,743)
Product charges	143	184	429	1,766
Net realized and change in unrealized gains (losses) from investment activities	(1,252)	(1,116)	(5,890)	2,959
Other income	2,128	76	2,272	230
Intersegment management fee eliminations	1,668	1,620	5,096	4,400
Total revenues	$12,851	$11,439	$32,245	$43,619
The following presents financial data for the Company’s reportable segments and the reconciliation of the Company’s total reportable segment assets to total assets reported in the Condensed Consolidated Statements of Financial Position:

As of	September 30, 2026	December 31, 2025
Segments Assets
Asset Management	$134,015	$145,226
Insurance Solutions	1,361,588	1,534,295
Total segment assets	1,495,603	1,679,521
Asset Management Adjustments:
Intersegment investments	(77,302)	(71,705)
Intersegment receivables	(8,545)	(7,098)
Total assets	$1,409,756	$1,600,718
Note 24. Commitments and contingencies
Investment commitments
In the normal course of business, the Company may enter into commitments to fund investments, which are not reflected in the Condensed Consolidated Financial Statements. There were nil and $45.8 million of outstanding investment commitments as of September 30, 2026 for Asset Management and Insurance Solutions, respectively (December 31, 2025 – $1.4 million and $49.5 million).
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
Ability is subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, among other things, allegations of underwriting errors or misconduct and litigation related to regulatory activity. These nonclaims litigation matters are considered when determining general expense accruals are necessary. As of September 30, 2026 there were no litigation related expense accruals. Potential legal and regulatory actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal and regulatory matters. A future adverse ruling by the courts in any pending cases could have a material adverse impact on the financial condition of Ability. Based on management’s best assessment at this time, Ability is adequately reserved for these cases as of September 30, 2026.
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
As of September 30, 2026, the Company was in compliance with all financial covenants in its debt facilities. These include restrictions on the distribution capacity from MLC US Holdings to the Company.

Insurance capital requirements

Ability is subject to risk-based capital ("RBC") standards and other minimum capital and surplus requirements imposed by the Nebraska Department of Insurance. Regulatory action is triggered at an RBC ratio of 200% or below, and Ability must maintain a ratio in excess of 300% to reinsure new business. Ability's RBC ratio, tested annually as of Ability's fiscal year-end, was 501% as of December 31, 2025.

Insurance subsidiary dividend restrictions

Under Nebraska law, dividends payable from Ability's unassigned funds during any twelve-month period without prior approval of the Nebraska Department of Insurance are limited to the greater of 10% of Ability's surplus per the prior year-end statutory financial statement, or 100% of net gain from operations for the prior calendar year. Any dividend in excess of this limitation requires approval of the Insurance Director. During the three and nine months ended September 30, 2026 and 2025, Ability could not pay any dividends to its parent absent regulatory approval.

Ability’s statutory statements are presented on the basis of accounting practices determined by the Nebraska Department of Insurance (“NEDOI”). The NEDOI recognizes only permits and/or prescribes certain statutory accounting practices determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under insurance law. The amount of dividends that Ability may pay in a twelve-month period, without prior regulatory approval, is restricted by the laws of Nebraska.

Note 26. Concentration of Risks
Our current operations subject us to the following concentrations of risk:
Insurance Solutions
Historically, we have assumed our MYGA products, which is a part of our insurance operations, from two insurance companies, ACL and SSL. We have made a decision to no longer assume business from ACL and SSL as of June 30, 2024. However, the Company will continue to earn investment income from the cash proceeds of the existing MYGA contracts and the holders will continue to be a diversified base of numerous individuals. Effective March 31, 2025, Ability entered a new reinsurance treaty for additional MYGA with National Security Group (“NSG”), further diversifying its reinsurance partners. Effective September 1, 2026, Sentinel Security Life Insurance Company (“SSL”) recaptured 50% of the quota share liability previously reinsured by the Company. See Note 15. Interest sensitive contract liabilities for further details.
Certain concentrations of credit risk related to reinsurance recoverable exist on LTC business, with the insurance organizations listed in the table below:

As of September 30, 2026	A.M. Best credit rating	Net reinsurance recoverable[1]	Funds withheld payable	Net reinsurance credit exposure
Medico Insurance Company	A	$2,191	$—	$2,191
Front Street Re	Not Rated	248,292	222,028	26,264
Nichol International Reinsurance (S.A.C), Ltd.	Not Rated	161,081	174,689	—
Total		$411,564	$396,717	$28,455

As of December 31, 2025	A.M. Best credit rating	Net reinsurance recoverable[1]	Funds withheld payable	Net reinsurance credit exposure
Medico Insurance Company	A	$4,466	$—	$4,466
Front Street Re	Not Rated	273,981	237,143	36,838
Nichol International Reinsurance (S.A.C), Ltd.	Not Rated	178,273	183,802	—
Total		$456,720	$420,945	$41,304
_______________
(1)Includes credit loss allowance of $0.8 million and $1.1 million as of September 30, 2026 and December 31, 2025 respectively, held against reinsurance recoverable.
Further, our Insurance Solutions segment has the following investment concentration risk:

	As of September 30, 2026
	Fair value	% of total
Insurance Solutions
United States	$633,159	73%
Cayman Islands	182,834	21%
Other¹	46,645	6%
Total insurance solutions	862,638	100%
Insurance Solutions consolidated VIEs
United States	120,897	94%
Other²	7,784	6%
Total insurance solutions consolidated VIEs	128,681	100%
Total	$991,319
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
On October 20, 2026, the Company announced it had entered into a definitive agreement to become the new investment advisor to the Alternative Fund Advisors, LLC (“AFA”) Asset Based Lending Fund (“Fund”) (the “Transaction”). In connection with the Transaction, the Company and AFA, who is the Fund’s current investment advisor, have entered into an Asset Purchase Agreement (“APA”) pursuant to which the Company will acquire certain business records, intellectual property, and goodwill of AFA related to the management of the Fund which contains about $230 million of assets under management. The Company is expecting to pay $0.3 million in cash at closing and will make deferred cash installment payments to AFA based on the AUM of the Fund specified future dates. The Fund will be the Company’s second evergreen credit interval fund, complementing the Company’s Opportunistic Credit Interval Fund. The Transaction is expected to close in January 2027.

On November 3, 2026, the Board declared a cash dividend in the amount of $0.03 per common share to be paid on November 30, 2026 to shareholders of record on November 19, 2026.

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
Nature of Business

General

Mount Logan’s Business

Mount Logan, together with its consolidated subsidiaries is an alternative asset management and insurance solutions company. Mount Logan manages its business through two business segments: Asset Management and Insurance Solutions. Its Asset Management segment is focused on investing in and actively managing credit investment opportunities in North America through its wholly-owned subsidiary Mount Logan Management LLC (“ML Management”). The Insurance Solutions segment is conducted by Ability Insurance Company (“Ability”), a Nebraska domiciled insurer that specializes in reinsuring annuity products for the increasing number of individuals seeking to fund retirement needs. Ability also holds a run-off book of long-term care policies. As of October 1, 2025 and through September 30, 2026, Mount Logan has no direct full time employees.
Asset Management
Mount Logan’s Asset Management segment focuses on generating recurring asset management fee streams across a variety of credit investing strategies. Mount Logan raises, invests and manages funds, accounts and other vehicles with an emphasis on private credit. As of September 30, 2026, Mount Logan had a total AUM of $1.8 billion.
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
The Asset Management segment also holds a minority interest in Sierra Crest Investment Management (“SCIM”), which manages BCIC, formerly known as Portman Ridge Finance Corp. (“Portman” or “Portman Ridge”), a United States business development company. SCIM is majority owned by BCPA.
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
U.S. inflation increased to 3.7% as of September 30, 2026, and the Federal Reserve maintained the federal funds rate target range at 3.75%–4% throughout the third quarter. Continued inflation or interest rate volatility could adversely affect Mount Logan's business, financial condition, results of operations, liquidity, and cash flows.

Moreover, Ability is materially affected by conditions in the capital markets and the U.S. economy generally. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital and credit markets may have an adverse effect on Mount Logan’s insurance business because such conditions may decrease the returns on, and value of, its investment portfolio.
Interest Rate Environment
Both medium-term and long-term rates increased between the second and third quarter of 2026, with the U.S. 10-year Treasury yield at 4.93% as of September 30, 2026 compared to 4.44% as of June 30, 2026. Short term rates decreased in the same period, with the 3-month average U.S. Secured Overnight Financing Rate (“SOFR”) at 3.68% as of September 30, 2026 compared to 3.73% as of June 30, 2026.
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
As of September 30, 2026, Ability’s net invested asset portfolio included $330.6 million of floating rate investments, or 50% of its net invested assets. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that Ability is unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. A significant majority of the MYGA policies Ability reinsures have crediting rates that reset upon renewal. While Ability has the contractual right to not accept the renewals, its willingness to do so may be limited by competitive pressures.
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

As of	September 30, 2026	December 31, 2025
50 basis point increase[1]	$718	$653
50 basis point decrease[1]	(718)	(653)

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

September 30, 2026	Notional	Derivative assets	Derivative liabilities
Interest rate swaps	$187,000	$—	$11,596
Total	187,000	—	11,596

December 31, 2025	Notional	Derivative assets	Derivative liabilities
Interest rate swaps	$187,000	$481	$1,388
Total	187,000	481	1,388
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
Restricted cash posted as collateral consists of cash deposited at a bank that is pledged as collateral in connection with the interest rate swaps. The table below represents the cash posted as collateral associated with open derivative positions:

As of	September 30, 2026	December 31, 2025
Restricted cash posted as collateral	$19,241	$9,973
Total	19,241	9,973

Overview of Results of Operations
Financial Measures under U.S. GAAP - Asset Management
The following discussion of financial measures under U.S. GAAP is based on Mount Logan’s Asset Management business as of September 30, 2026.
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
The following quarter to date and year to date tables summarize Mount Logan’s (i) management fees and (ii) incentive fees by fee generating vehicle:

	As of September 30,		As of September 30,		For the three months ended			For the three months ended			Quarter on Quarter change in Total Fees
	2026	2025	2026	2025	September 30, 2026			September 30, 2025
	Management Fees Receivable [7]		Incentive Fees Receivable [7]		Management Fees	Incentive Fees	Total Fees	Management Fees	Incentive Fees	Total Fees	$ Change	% Change
Fee Generating Vehicle

Ability (including consolidated VIEs) [1]	$1,085	$537	$—	$—	$1,667	$—	$1,667	$1,620	$—	$1,620	$47	3%
BDCs [2]	—	—	—	—	—	—	—	125	—	125	(125)	(100)%
CLOs [3]	512	1,185	—	—	512	—	512	661	—	661	(149)	(23)%
Interval Funds [4]	296	109	—	430	566	—	566	364	430	794	(228)	(29)%
Ovation Funds [5]	209	139	—	—	319	—	319	383	—	383	(64)	(17)%
Other [6]	717	100	—	—	478	—	478	320	—	320	158	49%
Total Fees	$2,819	$2,070	$—	$430	$3,542	$—	$3,542	$3,473	$430	$3,903	$(361)	(9)%

	As of September 30,		As of September 30,		For the nine months ended			For the nine months ended			Year on Year change in Total Fees
	2026	2025	2026	2025	September 30, 2026			September 30, 2025
	Management Fees Receivable [7]		Incentive Fees Receivable [7]		Management Fees	Incentive Fees	Total Fees	Management Fees	Incentive Fees	Total Fees	$ Change	% Change
Fee Generating Vehicle

Ability (including consolidated VIEs) [1]	$1,085	$537	$—	$—	$5,096	$—	$5,096	$4,400	$—	$4,400	$696	16%
BDCs [2]	—	—	—	—	—	—	—	1,729	—	1,729	(1,729)	(100)%
CLOs [3]	512	1,185	—	—	1,669	—	1,669	2,124	—	2,124	(455)	(21)%
Interval Funds [4]	296	109	—	430	1,202	813	2,015	1,600	1,208	2,808	(793)	(28)%
Ovation Funds [5]	209	139	—	—	1,042	—	1,042	1,549	—	1,549	(507)	(33)%
Other [6]	717	100	—	—	1,291	—	1,291	899	—	899	392	44%
Total Fees	$2,819	$2,070	$—	$430	$10,300	$813	$11,113	$12,301	$1,208	$13,509	$(2,396)	(18)%
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
(6)Consists of several small, closed end private funds which are sub-advised by ML Management at 1% of net assets, as well as management fees earned from a portfolio of Nichol International Reinsurance (S.A.C), Ltd. (Nichol) (formerly known as Vista Life and Casualty Reinsurance Company) assets to which ML Management was appointed as the investment manager of, effective March 2025, at a rate of 1% on the average statutory book value of investments under management. Only fees which are crystallized and not subject to reversal are recognized and included. This also includes sub-advisory fees earned by ML Management from Yieldstreet Alternative Income Fund pursuant to the sub-advisory agreement entered into between ML Management and Willow Asset Management LLC that became effective on August 24, 2026.
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

Expenses
Compensation and Benefits
Compensation and benefits expense consists of fixed salary, discretionary and non-discretionary bonuses, profit sharing expense associated with the performance fees earned and compensation expense associated with the vesting of non-cash equity-based awards. Mount Logan’s compensation arrangements with certain of its employees include non-cash equity-based awards, which are considered to be ‘performance-based incentives.’ The non-cash equity-based awards are granted subject to management’s discretion and approval by the Board of Directors. There are no clawback provisions associated with the non-cash equity-based awards; however, they are subject to a time-based vesting requirement and continued employment. To date, Mount Logan has not paid any profit sharing associated with performance fees. Because of these performance-based incentives, as Mount Logan’s net revenues increase, Mount Logan’s compensation costs rise. Mount Logan’s compensation costs also reflect the increased investment in people as Mount Logan continues to grow its AUM both organically and inorganically. During the fourth quarter of 2025, Mount Logan’s direct employees were transferred to BCPA. As such, as of September 30, 2026 Mount Logan has no direct employees. However, the compensation costs of BCPA employees who provide services to Mount Logan are attributed to Mount Logan based on AUM, and are now recorded within “Administration and servicing fees.”
Mount Logan grants equity awards to certain directors, officers, and service providers, consisting of Restricted Stock Units (“RSUs”) that generally vest and become exercisable in annual installments depending on the award terms. See Note 20. Equity based compensation to Mount Logan’s Condensed Consolidated Financial Statements for further discussion of equity-based compensation.

Administration and Servicing Fees
Under a Servicing Agreement with BCPA in place since November 2018, BCPA performs (or arranges for) Mount Logan's administrative functions, and Mount Logan reimburses BCPA for an allocable portion of the associated compensation and out-of-pocket costs. See Note 22. Related Parties in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for the Servicing Agreement's terms, including renewal and termination provisions.

Mount Logan also earned a variable servicing fee, calculated quarterly, for administrative and reporting services provided to SCIM in respect of ACIF. However, After the ACIF Merger, the Company will no longer provide administrative services to SCIM in respect of ACIF and will no longer earn this variable servicing fee. See Note 22. Related Parties to our condensed consolidated financial statements for further detail on this arrangement.

Under a Staffing and Resource Agreement with BCPA in place since November 2025, BCPA makes personnel and other resources available to support Mount Logan's investment advisory operations, for a quarterly fee based on a percentage of fee-earning assets under management. See Note 22. Related Parties in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for the agreement's term and termination provisions.

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

Financial Measures under U.S. GAAP - Insurance Solutions
The following discussion of financial measures under U.S. GAAP is based on Mount Logan’s Insurance Solutions business, which is operated by Ability, as of September 30, 2026.

Revenues
Net Premiums
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

Net Investment Income
Net investment income primarily represents accrued interest and dividend income on Ability's fixed maturity and equity securities. See Note 2. Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for the related recognition policy.

Net realized and change in unrealized gains (losses) from investment activities
Consists primarily of realized and unrealized gains and losses on investments and derivatives, and changes in the credit loss provision.

Net revenues of consolidated variable interest entities
Represents the net change in fair value, and related income and expenses, of Mount Logan's consolidated VIEs.

Net investment income (loss) on funds withheld
Net investment income (loss) on funds withheld reflects investment activity on assets supporting the Company's coinsurance with funds withheld arrangement with Front Street Re (covering the LTC business) and modified coinsurance arrangement with Nichol (covering the MYGA business). See Note 2. Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 related to Reinsurance for the terms of these arrangements and their balance sheet and income statement presentation.

Expenses
Interest sensitive contract benefits
Liabilities for the MYGA investment contracts equal the account value. See Note 15. Interest sensitive contract liabilities for further detail.

Net policy benefit and claims
Net policy benefit and claims reflects the change in future policy benefit reserves for the Company's LTC business, which are adjusted each period for updated cash flow assumptions with the effect recognized in current period earnings. See Critical Accounting Estimates — Insurance Solutions Segment below for the reserve methodology, including the cohort approach, the annual assumption review, and the locked-in discount rate.

Amortization of deferred acquisition costs
Costs directly related to the successful acquisition or renewal of MYGA contracts — primarily commissions — are capitalized as DAC and amortized straight-line over the expected contract term; all other costs are expensed as incurred.

Compensation and Benefits
This consists of fixed salary, discretionary and non-discretionary bonuses.
Interest expense
This includes interest expense on the debt obligations.
General, administrative and other
General, administrative and other expenses include normal operating expenses, integration, restructuring and other non-operating expenses.
Other Financial Measures under U.S. GAAP
Income Taxes
Mount Logan had no income tax expense in the third quarter of 2026 compared to $2.3 million income tax expense in the third quarter of 2025. Mount Logan’s income tax expense decreased in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. For the nine months ended September 30, 2026, Mount Logan had no income tax expense while for the nine months ended September 30, 2025, Mount Logan incurred an income tax expense of $2.3 million. Income tax expense was $nil for the nine months ended September 30, 2026 as the statutory tax benefit arising from the pretax loss was fully offset by an increase in the valuation allowance against deferred tax assets and other items, as management determined that certain deferred tax assets generated in the period are not more-likely-than-not to be realized.

The Company considers its significant tax jurisdictions to include the United States and, before the acquisition of TURN, Canada. The Company remains subject to income tax examination in Canada for years after 2021 and in the U.S. federal jurisdiction for years after 2022. The Canada Revenue Agency is currently examining Canadian non-resident withholding taxes related to certain dividends paid by Legacy Mount Logan Capital Inc. during 2023 through 2025. No liability has been recorded in connection with the examination.

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
During the third quarter of 2026, the Company revised its definition of FRE to include a proportionate share of operating income on asset management investments held at fair value. Previously, these amounts were excluded from FRE. This change has been applied to all periods presented in the Segment Income table below, and prior period amounts have been recast to conform to the current presentations. The change had no impact on the Company’s condensed consolidated financial statements.

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
Results of Operations
Below is a discussion of Mount Logan’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025. For additional analysis of the factors that affected Mount Logan’s results at the segment level, see “Segment Analysis” below:

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
					($ in thousands)
REVENUES
Asset Management
Management fees	$1,874	$1,851	$23	1%	$5,204	$7,900	$(2,696)	-34%
Incentive fees	—	431	(431)	-100%	813	1,208	(395)	-33%
Advisory and transaction fees, net	—	—	—	NM	66	—	66	NM
Equity investment earning	144	481	(337)	-70%	659	805	(146)	-18%
	2,018	2,763	(745)	-27%	6,742	9,913	(3,171)	-32%
Insurance Solutions
Net Premiums	(4,389)	(4,492)	103	-2%	(13,107)	(12,743)	(364)	3%
Product charges	143	184	(41)	-22%	429	1,766	(1,337)	-76%
Net investment income	17,181	16,992	189	1%	49,126	48,621	505	1%
Net realized and change in unrealized gains (losses) from investment activities	(8,694)	3,775	(12,469)	-330%	(13,224)	9,085	(22,309)	-246%
Net revenues of consolidated variable interest entities	1,701	2,797	(1,096)	-39%	3,565	9,979	(6,414)	-64%
Net investment income (loss) on funds withheld	2,763	(10,656)	13,419	-126%	(3,558)	(23,232)	19,674	-85%
Other income	2,128	76	2,052	2700%	2,272	230	2,042	888%
	10,833	8,676	2,157	25%	25,503	33,706	(8,203)	-24%
Total revenues	$12,851	$11,439	$1,412	12%	$32,245	$43,619	$(11,374)	-26%
EXPENSES
Asset Management
Administration and servicing fees	$3,764	$1,564	$2,200	141%	$10,708	$4,613	$6,095	132%
Transaction costs	17	3,185	(3,168)	-99%	51	10,483	(10,432)	-100%
Compensation and benefits	512	4,161	(3,649)	-88%	938	8,377	(7,439)	-89%
Amortization and impairment of intangible assets	512	8,272	(7,760)	-94%	1,630	11,071	(9,441)	-85%
Interest and other credit facility expenses	2,185	1,970	215	11%	6,362	5,876	486	8%
General, administrative and other	2,400	2,980	(580)	-19%	7,273	5,961	1,312	22%
	9,390	22,132	(12,742)	-58%	26,962	46,381	(19,419)	-42%

Insurance Solutions
Net policy benefit and claims (remeasurement gain on policy liabilities of $3,907 and $14,430 and $3,846 and $6,871 for the three and nine months ended September 30, 2026 and 2025, respectively)	(2,393)	(2,118)	(275)	13%	(9,309)	(1,389)	(7,920)	570%
Interest sensitive contract benefits	4,171	4,154	17	—%	12,639	11,969	670	6%
Amortization of deferred acquisition costs	1,431	929	502	54%	2,842	2,389	453	19%
Compensation and benefits	—	73	(73)	-100%	—	540	(540)	-100%
Interest expense	300	408	(108)	-26%	1,018	1,143	(125)	-11%
General, administrative and other (including related party amounts of $1,641 and $4,993 and $1,773 and $5,258 for the three and nine months ended September 30, 2026 and 2025, respectively)	3,131	3,338	(207)	-6%	11,025	10,294	731	7%
	6,640	6,784	(144)	-2%	18,215	24,946	(6,731)	-27%
Total expenses	$16,030	$28,916	$(12,886)	-45%	$45,177	$71,327	$(26,150)	-37%
Investment and other income (Loss) - Asset Management
Net realized and change in unrealized gains (losses) from investment activities	$(1,044)	$1,342	$(2,386)	-178%	$(2,362)	$3,050	$(5,412)	-177%
Dividend income	9	22	(13)	-59%	74	89	(15)	-17%
Interest income	282	275	7	3%	967	814	153	19%
Other income (loss), net	207	251	(44)	-18%	853	556	297	53%
Loss on extinguishment of debt	—	—	—	NM	(472)	—	(472)	NM
Gain on acquisition	—	4,457	(4,457)	-100%	—	4,457	(4,457)	-100%
Total investment and other income (loss)	(546)	6,347	(6,893)	-109%	(940)	8,966	(9,906)	-110%
Income (loss) before taxes	$(3,725)	$(11,130)	$7,405	-67%	$(13,872)	$(18,742)	$4,870	-26%
Income tax (expense) benefit — Asset Management	—	(2,306)	2,306	-100%	—	(2,333)	2,333	-100%
Net income (loss)	$(3,725)	$(13,436)	$9,711	(72)%	$(13,872)	$(21,075)	$7,203	(34)%

______________
Note: “NM” denotes not meaningful.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
In this section, references to 2026 refer to the three months ended September 30, 2026 and references to 2025 refer to the three months ended September 30, 2025.
Asset Management Segment
Revenues
Revenues were $2.02 million in 2026, a decrease of $0.75 million from $2.76 million in 2025, driven by a decrease in incentive fees and equity investment earnings.
Management fees remained flat year over year. The decrease in fees stemmed from Logan Ridge due to the termination of the Logan Ridge investment management agreement ("IMA") following the July 2025 merger of Logan Ridge and Portman Ridge, as well as lower fees from Ovation funds, First Trust, and the CLO’s from continued wind-down or runoff of underlying vehicles. These decreases were offset by increased OCIF and Vista management fees as well as a third quarter 2026 addition of Yieldstreet fees.

Incentive fees decreased $0.4 million, due to third quarter 2026 OCIF incentive hurdles not being met.

Equity investment earnings decreased by $0.3 million due to lower net income results in SCIM mainly due to a decrease of management and performance fees.
Expenses
Expenses were $9.4 million in 2026, a decrease of $12.7 million from $22.1 million in 2025. The decrease was primarily driven by lower transaction costs, compensation and benefits costs, and amortization of intangible assets, partially offset by higher administration and servicing fees and interest and credit facility expenses.
Transaction costs decreased $3.2 million in 2026 given the 2025 transaction costs were related to Mount Logan’s merger with TURN, which closed in the third quarter of 2025. Refer to Note 3. Business combinations and Asset Acquisitions of the Condensed Consolidated Financial Statements for further detail. 2026 included no business acquisition costs and a net credit from reversals and refunds of other transaction costs.

Amortization and impairment of intangible assets decreased $7.8 million in 2026 as the Ovation IMA intangible asset is amortized on a basis that reflects the net asset value decline in the underlying fee-generating funds which are in wind-down. A larger value of assets were liquidated from the funds in 2025 than 2026, and thus amortization expense mirrors this.
Compensation and benefits costs decreased $3.6 million, primarily due to the acceleration of the RSUs vesting upon change in control related to Mount Logan’s merger with TURN and severance costs for several individuals.
Compensation and benefits decreased $3.6 million while administration and servicing fees increased $2.2 million primarily due to the Company’s employees being transferred to BCPA on October 1, 2025. This effectively resulted in direct compensation costs being exchanged for administrative and staffing fees charged by BCPA as servicing agent. As such, the decrease in on-going compensation costs related to these transferred employees was offset by the increase in administrative fees. The true compensation decrease is in relation to stock compensation expense. In 2025 under the 2019 RSU Plan, $2.1 million of compensation expense was recorded, compared to $0.4 million in 2026 for awards granted under the 2025 Plan. Refer to Note 20. Equity based compensation for further detail.
Administration and servicing fees increased $2.2 million in 2026 compared to 2025, primarily due to employees being transferred to BCPA on October 1, 2025 reducing direct compensation costs and increasing administrative and staffing fees. The increase in administrative and servicing fees is also driven by an increase in ACIF servicing costs in 2026 as compared to 2025.
General, administrative and other expenses decreased $0.6 million, primarily due to a reduction of the advisor fee expenses incurred in 2025 in relation to the Logan Ridge special dividend, partially offset by an increase in consulting and legal fees.

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

Investment and Other Income (Loss)
Total investment and other income was a loss of $0.5 million in 2026 compared with income of $6.3 million in 2025. The decrease of $6.9 million was primarily driven by the gain on TURN acquisition in 2025 and movements on assets and liabilities held at fair value.
Net realized and change in unrealized gains (losses) from investment activities decreased $2.4 million primarily driven by realized loss in relation to the derecognition of the SCIM Note and associated CECL allowance and valuation of the BCPL revenue share (refer to Note 12. Debt obligations of the Condensed Consolidated Financial Statements for further details regarding Mount Logan’s debt obligations).

Insurance Solutions Segment
Revenues
Revenues were $10.8 million in 2026, an increase of $2.2 million from $8.7 million in 2025. The increase was primarily driven by increases in net investment income (loss) on funds withheld, other income, net investment income, and net premiums. These increases were partially offset by decreases in net realized and change in unrealized gains (losses) from investment activities, net revenues of consolidated VIEs, and product charges.
Net investment income (loss) on funds withheld were a gain of $2.8 million in 2026, which reflects an increase of $13.4 million from a loss of ($10.7) million in 2025. This decrease was primarily driven by higher unrealized losses on the funds withheld assets due to higher yields.
Other income was 2.1 million in 2026, an increase of 2.1 million from 2025. This increase was primarily attributable to a recapture fee earned on the recapture of 50% of MYGA block liabilities related to SSL during the third quarter of 2026.

Net investment income was $17.2 million in 2026, an increase of $0.2 million from $17.0 million in 2025, primarily due to the reinvestment of proceeds, maturities, and paydowns into higher yielding assets due to the rate increases.
Net premiums were ($4.4) million in 2026, an increase of $0.1 million from ($4.5) million in 2025. The negative net premium reflects ceded premiums exceeding direct and assumed premiums within the LTC business, primarily due to additional ceded premium paid to transfer a substantial portion of LTC related risk under a reinsurance arrangement. The increase in net premiums was primarily driven by a decrease of $1.2 million in ceded premium compared to 2025, partially offset by a decrease of $1.1 million in direct and assumed premium related to the LTC business compared to 2025.
Net realized and change in unrealized gains (losses) from investment activities were losses of $8.7 million in 2026, a decrease of $12.5 million from gains of $3.8 million in 2025, primarily driven by higher unrealized losses resulting from interest rate movements as well as higher realized losses on the disposal of assets. This decrease was partially offset by the release of credit loss reserve following the disposal of non-performing assets.
Net revenues of consolidated VIEs were $1.7 million in 2026, a decrease of $1.1 million from $2.8 million in 2025, primarily driven by lower net investment income and higher realized losses in 2026.
Product charges were $0.1 million in 2026, which reflects a decrease of $0.1 million from $0.2 million in 2025, primarily driven by a decrease in early surrenders of MYGA policies in 2026 compared to 2025 which resulted in lower surrender charges/product charges paid by policyholders in 2026.

Expenses
Expenses were $6.6 million in 2026, a decrease of $0.1 million from $6.8 million in 2025. The decrease was driven by decreases in net policy benefit & claims, interest expense and general, administrative & other expenses. These decreases were partially offset by increase in DAC amortization.
Net policy benefit and claims were ($2.4) million in 2026, a decrease of $0.3 million from ($2.1) million in 2025, primarily driven by a favorable provision for credit losses on reinsurance recoverable.
Interest expense was $0.3 million in 2026, a decrease of $0.1 million from $0.4 million in 2025, primarily driven by repayment of surplus notes amounting to $5.3 million in 2026.
General, administrative & other expenses were $3.1 million in 2026, a decrease of $0.2 million from $3.3 million in 2025. This primarily reflects continued management efforts to improve operating efficiencies.

DAC amortization was $1.4 million in 2026, an increase of $0.5 million from $0.9 million in 2025, primarily due to write down of DAC related to the SSL block recapture. Partially offsetting this increase was lower early surrenders on existing MYGA policies compared to 2025. The higher level of surrenders in 2025 resulted in accelerated amortization of DAC associated with surrendered policies.
Income Tax (Provision) Benefit
Mount Logan recorded no income tax expense in 2026, a change from the small income tax benefit in 2025. Income tax expense was $nil in 2026 as the $0.8 million statutory tax benefit on the pre-tax loss of $3.7 million was offset primarily by an increase in the valuation allowance of $2.3 million, partially offset by a dividends received deduction of less than $0.1 million and nondeductible differences of $1.4 million, resulting in no net income tax expense or benefit for the period. The provision for income taxes includes federal, state, local and foreign income taxes, resulting in an effective income tax rate of 0.0% and (20.72)% for 2026 and 2025, respectively. For 2026, the most significant reconciling items between the U.S. federal statutory income tax rate of 21.0% and the effective income tax rate were nondeductible differences of $1.4 million and the increase in the valuation allowance against deferred tax assets of $2.3 million. See Note 18. Income taxes to the Condensed Consolidated Financial Statements for further details regarding Mount Logan’s income tax (provision) benefit.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
In this section, references to 2026 refer to the nine months ended September 30, 2026, and references to 2025 refer to the nine months ended September 30, 2025.
Asset Management Segment
Revenues
Revenues were $6.7 million in 2026, a decrease of $3.2 million from $9.9 million in 2025. The decrease was driven by lower management and incentive fees, and equity investment earnings.
Management fees decreased $2.7 million primarily due to the termination of the Logan Ridge investment management agreement ("IMA") following the July 2025 merger of Logan Ridge and Portman Ridge, and lower fees from the Ovation funds, First Trust, the CLOs and OCIF. The declines in the Ovation, First Trust and CLO fee streams reflected continued wind-down or runoff of the underlying vehicles. OCIF management fees decreased primarily due to one-time out of period fee reimbursements in 2025, and higher contractual fee waivers in relation to expense caps on average net assets in 2026. These decreases were partially offset by an increase in fees from Vista under the Nichol IMA as the managed asset base increased after the mandate signed in March 2026 and added fees from the Yieldstreet sub-advisory agreement entered into and made effective in 2026.

Incentive fees decreased by $0.4 million, as lower incentive fee waivers in 2026 more than offset lower gross incentive fees. Gross incentive fees actually decreased due to third quarter 2026 OCIF incentive hurdles not being met.
Equity investment earnings decreased by $0.1 million due to unfavorable changes in net income from SCIM.

Advisory and transaction fees are a new, non-recurring fee stream that started in the fourth quarter of 2025. During 2026, the Company earned $0.1 million of origination fees related to assets originated into the Ability investment portfolio by ML Management.

Expenses
Expenses were $27.0 million in 2026, a decrease of $19.4 million from $46.4 million in 2025. The decrease was primarily driven by lower transaction costs and amortization of intangible assets, partially offset by higher general, administrative and other expenses, administration and servicing fees, and interest and other credit facility expenses.

Transaction costs decreased $10.4 million in 2026 given the 2025 transaction costs were related to Mount Logan’s merger with TURN, which closed in the third quarter of 2025. Refer to Note 3. Business combinations and Asset Acquisitions of the Condensed Consolidated Financial Statements for further details.
Amortization and impairment of intangible assets decreased $9.4 million in 2026 as the Ovation IMA intangible asset is amortized on a basis that reflects the net asset value decline in the underlying fee-generating funds which are in wind-down. A larger value of assets were liquidated from the funds in 2025 than 2026, and thus amortization expense mirrors this. The decrease in amortization and impairment of intangible assets is also driven by less impairment losses on the intangible asset associated with Logan Ridge during 2025, which is now the BCIC profit share. The BCIC profit share did not incur any impairment losses in 2026.
Compensation and benefits decreased $7.4 million while administration and servicing fees increased $6.1 million primarily due to the Company’s employees being transferred to BCPA on October 1, 2025. The related cost shift from direct compensation to fees under the Servicing Agreement and Staffing and Resource Agreement caused the offsetting movements in these line items. Refer to Note 22. Related parties for further detail on these agreements.
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

General, administrative and other expenses increased $1.3 million in 2026 primarily due to higher consulting and legal costs, and a one-time stock exchange tier entry listing fee.

Interest and other credit facility expenses increased by $0.5 million in 2026 as there was a net increase in debt obligations. The increase in debt from the issuance of exchange listed notes and additional debenture units outweighed the partial paydown on the MLC US Holdings credit facility (refer to Note 12. Debt obligations of the Condensed Consolidated Financial Statements for further details).
Investment and Other Income (Loss)
Total investment and other income decreased $9.9 million, primarily due to the gain in relation to the TURN acquisition in 2025, movements on assets and liabilities held at fair value, and the loss on extinguishment of debt from the partial paydown of the MLC US Holdings credit facility, partially offset by higher other income and interest income.

Net gains from investment activities decreased by $5.4 million into net losses, primarily due to unrealized gains recognized in 2025 on the seller note issued in relation to the Capitala acquisition, which was repaid at its final repayment amount of $0.1 million on October 31, 2025 (refer to Note 12. Debt obligations of the Condensed Consolidated Financial Statements for further details regarding Mount Logan’s debt obligations). There were no such gains in 2026, causing a negative year on year movement. There were also unrealized losses on equity investments contributing to current period losses, compared to unrealized gains on equity investments in 2025. In addition, a realized loss of $1.1 million in relation to the derecognition of the SCIM Note and associated CECL allowance in exchange for the BCPL profit share contributed to the decrease in gains on investment activities.

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

Interest income increased $0.2 million due to higher bank interest in line with the increase in cash balances.

Insurance Solutions Segment
Revenues
Revenues were $25.5 million in 2026, a decrease of $8.2 million from $33.7 million in 2025. The decrease was primarily driven by decreases in net realized and change in unrealized gains (losses) from investment activities, net revenues of consolidated VIEs, product charges, and net premiums. These decreases were partially offset by increases in net investment income (loss) on funds withheld, other income and net investment income.
Net realized and change in unrealized gains (losses) from investment activities were losses of $13.2 million in 2026, a decrease of $22.3 million from gains of $9.1 million in 2025. The decrease was primarily driven by higher unrealized losses resulting from interest rates movements and higher realized losses on sale of investments. This decrease was partially offset by the release of credit loss reserve following the disposal of non-performing assets in 2026.
Net revenues of consolidated VIEs were $3.6 million in 2026, a decrease of $6.4 million from $10.0 million in 2025, primarily driven by lower net investment income and higher realized losses from disposal of investments.
Product charges were $0.4 million in 2026, which reflects a decrease of $1.3 million from $1.8 million in 2025, primarily driven by a decrease in early surrenders of MYGA policies in 2026 compared to 2025 which resulted in lower surrender charges/product charges paid by policyholders in 2026.
Net premiums were ($13.1) million in 2026, a decrease of $0.4 million from ($12.7) million in 2025. The negative net premium reflects ceded premiums exceeding direct and assumed premiums within the LTC business, primarily due to additional ceded premiums paid to transfer a substantial portion of LTC related risk under a reinsurance arrangement. The decrease in net premiums was primarily driven by a decrease of $3.4 million in direct and assumed premiums compared to 2025, partially offset by a decrease of $3.0 million in ceded premium related to the LTC business compared to 2025.
Net investment income (loss) on funds withheld was a loss of ($3.6) million in 2026, an increase of $19.7 million from a loss of ($23.2) million in 2025. This increase was primarily driven by higher unrealized losses on the funds withheld assets due to higher yields and lower investment income in 2026.

Net investment income was $49.1 million in 2026, an increase of $0.5 million from $48.6 million in 2025, primarily driven by the reinvestment of proceeds, maturities, and paydowns into higher yielding assets due to the rate increases.
Expenses
Expenses were $18.2 million in 2026, a decrease of $6.7 million from $24.9 million in 2025. The decrease was primarily driven by a decrease in net policy benefit and claims and interest expense. This decrease was partially offset by increases in DAC amortization, general, administrative & other expenses and interest sensitive contract benefits.
Net policy benefits and claims were $(9.3) million in 2026, a decrease of $7.9 million from ($1.4) million in 2025, primarily driven by a favorable assumption update of $4.2 million, partially offset by an unfavorable experience adjustment of $2.8 million in the LTC business in 2026 while 2025 observed an unfavorable experience adjustment of $6.5 million on a net basis.
Interest expense was 1.0 million in 2026, a decrease of 0.1 million from 1.1 million in 2025, primarily driven by repayment of surplus notes amounting to $5.3 million in 2026.
DAC amortization was 2.8 million in 2026, an increase of 0.5 million from 2.4 million in 2025, primarily due to write down of DAC related to the SSL block recapture. Partially offsetting this increase was lower early surrenders on existing MYGA policies compared to 2025. The higher level of surrenders in 2025 resulted in accelerated amortization of DAC associated with surrendered policies.
General, administrative and other expenses were $11.0 million in 2026, an increase of $0.7 million from $10.3 million in 2025. Expenses were higher in 2026, primarily due to upfront costs associated to support the transition to direct writing. The increase also reflects the inclusion of compensation and benefit costs within general, administrative and other expenses in 2026, which were presented separately in 2025. Following the transition to an administrative services model in October 2025, these costs are now incurred through administrative service fees, as the Company no longer has employees.

Interest sensitive contract benefits were $12.6 million in 2026, an increase of $0.7 million from $12.0 million in 2025, primarily driven by interest accretion on the MYGA block assumed from NSG in the second quarter of 2025.
Income Tax (Provision) Benefit
Mount Logan recorded no income tax expense in 2026, a decrease from the income tax expense of $2.3 million in 2025. Income tax expense was $nil in 2026 as the $2.9 million statutory tax benefit on the pre-tax loss of $13.9 million was offset primarily by an increase in the valuation allowance of $4.5 million, partially offset by a dividends received deduction of less than $0.1 million, resulting in no net income tax expense or benefit for the period. The provision for income taxes includes federal, state, local and foreign income taxes, resulting in an effective income tax rate of 0.0% and (12.45%) for 2026 and 2025, respectively. For 2026, the most significant reconciling items between the U.S. federal statutory income tax rate of 21.0% and the effective income tax rate was the increase in the valuation allowance against deferred tax assets of $4.5 million. See Note 18. Income taxes to the Condensed Consolidated Financial Statements for further details regarding Mount Logan’s income tax (provision) benefit.

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

Asset Management
The following table presents FRE, the performance measure of Mount Logan’s Asset Management segment.

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
Asset Management
Management fees	$3,542	$3,471	$71	2%	$10,300	$12,300	$(2,000)	(16)%
Incentive fees	—	431	(431)	(100)%	813	1,208	(395)	(33)%
Advisory and transaction fees, net	—	—	—	NM	66	—	66	NM
Equity investment earnings	144	481	(337)	(70)%	659	805	(146)	(18)%
Interest income¹	274	275	(1)	—%	813	814	(1)	—%
Share of Operating Income on Investments held at FV	1	144	$(143)	(99.3)%	204	357	(153)	(43)%
Other fee-related income	194	262	$(68)	(26)%	836	262	574	219%
Fee-related compensation	(1,371)	(1,175)	(196)	17%	(3,708)	(3,777)	69	(2)%
Other operating expenses:
Administration and servicing fees	(1,489)	(896)	(593)	66%	(4,346)	(2,834)	(1,512)	53%
General, administrative and other	(823)	(326)	(497)	152%	(2,359)	(1,764)	(595)	34%
Fee related earnings	$472	$2,667	$(2,195)	(82)%	$3,278	$7,371	$(4,093)	(56)%
______________
Note: “NM” denotes not meaningful.
(1)Represents interest income on a loan asset related to a fee generating vehicle.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
In this section, references to 2026 refer to the three months ended September 30, 2026, and references to 2025 refer to the three months ended September 30, 2025.
FRE was $0.5 million in 2026, a decrease of $2.2 million compared to $2.7 million in 2025. The decrease was primarily attributable to lower incentive fees, lower equity investment earnings, and higher administration and servicing fees and general and administrative costs.
Other fee-related income represents the income earned from the new profit sharing agreement entered into in July 2025 between Mount Logan and the owner of SCIM. This fee represents 16.03% of the distributions received by the parent entity of SCIM via the profit sharing agreement.

Management fees, incentive fees, equity investment earnings, and administration and servicing fees moved for the same reasons discussed above under Results of Operations — Asset Management Segment. Differences between the dollar amounts presented there and the FRE components above reflect the FRE adjustments described under Managing Business Performance — Key Segment and Non-GAAP Performance Measures.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

In this section, references to 2026 refer to the nine months ended September 30, 2026, and references to 2025 refer to the nine months ended September 30, 2025.
FRE was $3.3 million in 2026, a decrease of $4.1 million compared to $7.4 million in 2025. This decrease was primarily attributable to the decline in management and incentive fees, as well as an increase in both administrative and servicing fees and general and administrative fees.
Management fees and administration and servicing fees moved for the same reasons discussed above under Results of Operations — Asset Management Segment for the nine months ended September 30, 2026. The different dollar amounts reflect the FRE adjustments — including the reclassification of compensation costs to administrative fees following the October 2025 employee transfer to BCPA — described under Managing Business Performance — Key Segment and Non-GAAP Performance Measures.

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

Fee-related compensation decreased slightly in-line with underlying vehicle performance, consistent with decreasing fee revenue.

New advisory and transaction fees were earned in 2026 compared to 2025, as the Company started earning origination fees related to assets originated into the Ability investment portfolio by ML Management.

Asset Management Operating Metrics
Assets Under Management
The following presents Mount Logan’s total AUM by vehicle (in millions):

	Three months ended September 30, 2026
(in millions)	Ability (including consolidated VIEs) [1]	BDCs [2]	CLOs [3]	Interval Funds [4]	Ovation Funds	Other [5]	Total
Change in Total AUM[6]
Beginning of Period	$953	$175	$375	$373	$92	$39	$2,007
Inflows	1	71	—	154	—	—	226
Outflows	(74)	(92)	—	(81)	(14)	(28)	(289)
Net Flows	(73)	(21)	—	73	(14)	(28)	(63)
Realizations	—	(3)	(15)	(11)	(1)	(4)	(34)
Investment Income	—	1	—	—	—	—	1
Market activity and other	(17)	82	(9)	(168)	11	5	(96)
Inter-vehicle eliminations[7]	—	—	—	—	—	—	—
End of Period	$863	$234	$351	$267	$88	$12	$1,815

	Three months ended September 30, 2025
(in millions)	Ability (including consolidated VIEs) [1]	BDCs [2]	CLOs [3]	Interval Funds [4]	Ovation Funds	Other [5]	Total
Change in Total AUM[6]
Beginning of Period	$827	$294	$491	$430	$113	$111	$2,266
Inflows	—	5	—	24	—	—	29
Outflows	—	(20)	—	(47)	(5)	(29)	(101)
Net Flows	—	(15)	—	(23)	(5)	(29)	(72)
Realizations	—	(4)	(16)	(7)	(1)	—	(28)
Market activity and other	9	(66)	(1)	—	2	2	(54)
Inter-vehicle eliminations[7]	—	—	—	(4)	—	—	(4)
End of Period	$836	$209	$474	$396	$109	$84	$2,108

	Nine month ended September 30, 2026
(in millions)	Ability (including consolidated VIEs) [1]	BDCs [2]	CLOs [3]	Interval Funds [4]	Ovation Funds	Other [5]	Total
Change in Total AUM[6]
Beginning of Period	$873	$194	$441	$411	$109	$69	$2,097
Inflows	121	96	—	228	—	—	445
Outflows	(104)	(188)	—	(150)	(33)	(48)	(523)
Net Flows	17	(92)	—	78	(33)	(48)	(78)
Realizations	—	(13)	(65)	(24)	(5)	(7)	(114)
Investment Income	—	2	—	—	—	—	2
Market activity and other	(27)	143	(25)	(198)	17	(2)	(92)
Inter-vehicle eliminations[7]	—	—	—	—	—	—	—
End of Period	$863	$234	$351	$267	$88	$12	$1,815

	Nine month ended September 30, 2025
(in millions)	Ability (including consolidated VIEs) [1]	BDCs [2]	CLOs [3]	Interval Funds [4]	Ovation Funds	Other [5]	Total
Change in Total AUM[6]
Beginning of Period	$746	$306	$564	$410	$212	$111	$2,349
Inflows	97	5	—	90	—	8	200
Outflows	(26)	(23)	—	(99)	(107)	(46)	(301)
Net Flows	71	(18)	—	(9)	(107)	(38)	(101)
Realizations	—	(6)	(79)	(21)	(10)	(1)	(117)
Market activity and other	19	(73)	(11)	20	14	12	(19)
Inter-vehicle eliminations[7]	—	—	—	(4)	—	—	(4)
End of Period	$836	$209	$474	$396	$109	$84	$2,108

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
(8)Several of the above funds are still subject to their reporting period audits or reviews, thus the AUM quoted above represents management’s best estimate of AUM as of September 30, 2026, but may be subject to change.
Three Months Ended September 30, 2026
Total AUM was $1.8 billion at September 30, 2026, a $0.2 billion decrease from $2.0 billion at June 30, 2026. The decrease is attributable to decreases in AUM across all vehicles except for the BDCs. Ability AUM decreased due to cash payments to service claims. Interval funds AUM decreased due to the ACIF Merger pursuant to which the Company is no longer entitled to the full economics of ACIF. CLO assets will continue to decline given both are in post reinvestment period and continue to harvest their assets. Ovation funds’ AUM will continue to decline pursuant to their wind down. The decrease in AUM is partially offset by an increase in AUM attributable to BDCs. BDCs AUM increased due to ACIF Merger in which the Company is entitled to receive the BCPL revenue share representing 29.88% of BCPL’s AUM.
Nine Months Ended September 30, 2026
Total AUM was $1.8 billion at September 30, 2026, a $282 million decrease from December 31, 2025. The decrease was driven by decreases in AUM across Ability, CLOs, Interval funds, Ovation funds, and small closed end private funds. Interval funds decreased due to ACIF merging with BCPL pursuant to which ACIF’s AUM is no longer attributable to the Company. The loss of the ACIF AUM is partially offset by the increase in the AUM of SOFIX due to the acquisition of the Yieldstreet Alternative Income Fund. We expect CLO assets will continue to decline given both are in post reinvestment period and continue to harvest their assets. We also expect Ovation funds’ AUM will also continue to decline pursuant to their wind down. Ability AUM decreased due to cash payments to service claims. the BDCs AUM increased pursuant to the ACIF Merger in which the Company becomes entitled to the BCPL revenue share representing 29.88% of BCPL’s AUM.

Insurance Solutions
During the third quarter of 2026, the Company revised its definition of SRE to exclude net realized gains (losses) on the sale of investments from net investment earnings on Insurance Solutions segment’s net invested assets. Previously these amounts were included in SRE. This change has been applied to all periods presented in the Segment Income table below, and prior period amounts have been recast to conform to the current presentations. The change had no impact on the Company’s condensed consolidated financials statements.
The following table presents Spread Related Earnings, the performance measure of Mount Logan’s Insurance Solutions segment:

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
Insurance Solutions
Net investment income	$12,535	$12,404	$131	1%	$36,703	$37,094	$(391)	(1)%
Cost of funds	(6,721)	(7,273)	552	(8)%	(18,115)	(23,946)	5,831	(24)%
Compensation and benefits	—	(73)	73	(100)%	—	(540)	540	(100)%
Interest expense	(300)	(408)	108	(26)%	(1,018)	(1,143)	125	(11)%
General, administrative and other	(2,807)	(3,153)	346	(11)%	(9,330)	(9,340)	10	—%
Spread related earnings	$2,707	$1,497	$1,210	81%	$8,240	$2,125	$6,115	288%
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
In this section, references to 2026 refer to the three months ended September 30, 2026, and references to 2025 refer to the three months ended September 30, 2025.
Spread Related Earnings
SRE was $2.7 million in 2026, an increase of $1.2 million, compared to $1.5 million in 2025. The increase in SRE was primarily driven by lower cost of funds, lower expenses, and higher investment income.
Cost of funds decreased $0.6 million, reflecting the combined effect of the changes in Net policy benefit and claims, DAC amortization, and Interest sensitive contract benefits discussed above under Results of Operations — Insurance Solutions Segment.

Expenses decreased $0.5 million, reflecting the effect of changes in expenses, including general, administrative, and other, interest, and compensation and benefits discussed above under Results of Operations — Insurance Solutions Segment.

Net investment income increased by $0.1 million, primarily driven by the effect of changes in net investment income discussed above under Results of Operations — Insurance Solutions Segment.

Net Investment Spread

	Three months ended September 30,
	2026	2025	Change
Net investment income	1.72%	1.60%	12bps
Cost of funds¹	(1.46)%	(1.43)%	-3bps
Net Investment spread	0.26%	0.17%	9bps
_______________
(1)Excludes changes in future policy benefits liabilities of LTC line of business, to calculate net investment spread, which result from changes in actuarial assumptions and future cash flow projections.

Net investment spread was 0.26% in 2026, an increase of 9 basis points compared to 0.17% in 2025, primarily driven by higher net investment income and lower cost of funds, partially offset by a lower average net invested asset balance in 2026 compared to 2025.
Net investment income percent represents the percent of net investment income over average net invested assets. Net investment income was 1.72% in 2026, an increase of 12 basis points compared to 1.60% in 2025, primarily driven by the reinvestment of proceeds, maturities, and paydowns into higher yielding assets in 2026, partially offset by a lower average net invested assets due to the SSL recapture (including cash on hand) in 2026 compared to 2025.
Cost of funds percent represents the percent of cost of funds over average net invested assets. Cost of funds were lower in 2026 compared to 2025 primarily driven by the effect of changes in premiums, net policy benefits, and amortization of DAC, partially offset by an increase in interest sensitive contract benefits discussed above under Results of Operations — Insurance Solutions Segment,
Net invested assets represent investments that directly back the Insurance Solutions segment’s net reserve liabilities as well as surplus assets. Net invested assets for Insurance Solutions segment includes (a) total investments on the Condensed Consolidated Statements of Financial Position, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, and (f) net investment payables and receivables. Net invested assets exclude the investment assets under funds withheld arrangement with FSR and assets under Modco agreement with Nichol. Net invested assets also exclude mark-to-market adjustment (net unrealized gains (losses)) including provision for credit losses recognized in Condensed Consolidated Statement of Operations during the year.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
In this section, references to 2026 refer to the nine months ended September 30, 2026, and references to 2025 refer to the nine months ended September 30, 2025.

Spread Related Earnings

SRE was $8.2 million in 2026, an increase of $6.1 million, compared to $2.1 million in 2025. The increase in SRE was primarily driven by lower cost of funds, lower general, administrative and other expenses including compensation and benefits and interest cost, partially offset by lower net investment income.
Cost of funds decreased $5.8 million, reflecting the combined effect of the changes in Net policy benefit and claims, DAC amortization, and Interest sensitive contract benefits discussed above under Results of Operations — Insurance Solutions Segment for the nine months ended September 30, 2026.

Net investment income decreased by $0.4 million. The decrease was primarily driven by lower investment income from VIEs, partially offset by an increase in net investment income compared to 2025.
Expenses decreased $0.7 million, reflecting the effect of changes in expenses, including general, administrative, and other, interest, and compensation and benefits discussed above under Results of Operations — Insurance Solutions Segment.

Net Investment Spread

	Nine months ended September 30,
	2026	2025	Change
Net investment income	4.99%	4.87%	12bps
Cost of funds¹	(4.42)%	(4.04)%	-38bps
Net Investment spread	0.57%	0.83%	-26bps

_______________
(1)Excludes changes in future policy benefits liabilities of LTC line of business, to calculate net investment spread, which result from changes in actuarial assumptions and future cash flow projections.

Net investment spread was 0.57% in 2026, a decrease of 26 basis points compared to 0.83% in 2025, primarily driven by higher cost of funds and lower net investment income, partially offset by a lower average net invested asset balance in 2026 compared to 2025.
Net investment income percent represents the percent of net investment income over average net invested assets. Net investment income was 4.99% in 2026, an increase of 12 basis points compared to 4.87% in 2025, primarily driven by a lower average net invested assets (including cash on hand) and higher net investment income, partially offset by lower investment income from VIEs compared to 2025.
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
Investment Portfolio and Net Investment Spread
Ability had total investments, including related parties and consolidated VIEs, of $991 million and $1,054 million as of September 30, 2026, and September 30, 2025, respectively. Total investments have decreased by 6% compared to 2025, which is primarily driven by the SSL recapture. Ability’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its duration of liabilities. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Ability’s liability profile. Ability takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Ability has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial real estate loans, among others. Ability also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products, both as an expression of its macroeconomic views as well as to capture incremental returns versus fixed rate instruments. Depending on its market outlook, Ability will use financial hedges to increase or reduce its exposure to various macroeconomic factors, including interest rate, foreign currency exchange rate, and / or performance of market indices. In addition to its fixed income portfolio, Ability opportunistically allocates to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.
Segment Income
Segment Income is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Segment Income is the sum of (i) FRE and (ii) SRE. The following presents a reconciliation of Net Income (loss) attributable to Mount Logan common shareholders to Segment Income:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(3,725)	$(13,436)	$(13,872)	$(21,075)
Income tax (expense) benefit — Asset Management	—	(2,306)	—	(2,333)
Income (loss) before taxes	(3,725)	(11,130)	(13,872)	(18,742)
Asset Management Adjustments:
Intersegment management fee eliminations	1,668	1,620	5,096	4,400
Administration and servicing fees [1]	904	668	2,654	1,779
Transaction costs	17	3,185	51	10,483
Compensation and benefits [1]	90	861	436	1,802
Equity-based compensation	422	1,240	502	1,632
Amortization and impairment of intangible assets	512	8,272	1,630	11,071
Interest and other credit facility expenses	2,185	1,970	6,362	5,876
General, administrative and other [1]	1,577	2,654	4,915	4,197
Net realized and change in unrealized gains (losses) from investment activities	1,044	(1,342)	2,362	(3,050)
Dividend income	(9)	(22)	(74)	(89)
Interest income - bank interest	(8)	—	(154)	—
Other income (loss), net	(13)	11	(17)	(294)
Loss on extinguishment of debt	—	—	472	—
Gain on acquisition	—	(4,457)	—	(4,457)
Share of Operating Income on Investments held at FV	1	144	204	357
Insurance Solutions Adjustments:			—	—
Equity-based compensation	—	885	—	1,166
Net unrealized gains (losses) from investment activities	1,252	1,116	5,890	(2,959)
Other income	(2,128)	(76)	(2,272)	(230)
Intersegment management fee eliminations	(1,668)	(1,620)	(5,096)	(4,400)
General, administrative and other [2]	324	185	1,695	954
Write down of DAC due to recapture	734	—	734	—
Segment Income	3,179	4,164	11,518	9,496
_______________
(1)Represents corporate overhead allocated to each segment.
(2)Represents costs incurred by the insurance segment for purposes of U.S. GAAP reporting including one-time upfront cost associated with the new initiatives but not the day-to-day operations of the insurance company.

Liquidity and Capital Resources
Overview
Mount Logan primarily derives revenues and cash flows from the assets we manage and the retirement savings products we issue and reinsure. Based on management’s experience, we believe that our current liquidity position, together with the cash generated from revenues, will be sufficient to meet our anticipated expenses and other working capital needs for at least the next 12 months. For the longer-term liquidity needs of the Asset Management business, we expect to continue to fund the Asset Management business’s operations through management fees and incentive fees received. The principal sources of liquidity for the Insurance Solutions segment, in the ordinary course of business, are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets. At September 30, 2026, we had $60.3 million of unrestricted cash and cash equivalents.
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

Cash Flow Analysis
The section below discusses in more detail our primary sources and uses of cash and the primary drivers of cash flows within our Condensed Consolidated Statements of Cash Flows:

	Nine months ended September 30,
(in thousands)	2026	2025
Operating activities	$(35,553)	$(25,640)
Investing activities	5,254	71,018
Financing activities	(33,843)	14,734
Cash, cash equivalents and restricted cash, and cash and cash equivalents of consolidated VIEs, end of period	$79,583	$161,815
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
•During the nine months ended September 30, 2026 and September 30, 2025, cash used in operating activities reflects Asset Management expense reimbursements to BCPA under the Servicing Agreement for third-party costs incurred, direct vendor payments, interest expense on borrowings, compensation and quarterly tax payments. Cash used in operating activities also reflects net cash benefit payments associated with the LTC business, purchases of investments by consolidated VIEs, policy acquisition costs, and other operating expenses within Insurance Solutions. These outflows were partially offset by inflows of management fees, realized incentive fees, and distributions from SCIM within Asset Management, and investment income, settlement of reinsurance recoverables related to the LTC business and proceeds from the sale of investments held by consolidated VIEs within Insurance Solutions.

Investing Activities
Our investing activities support the growth of our business. The primary sources of cash within investing activities include sales, maturities and repayments of investments. The primary uses of cash within investing activities include: (a) acquisition of consolidated business(es) and (b) purchases and acquisitions of new investments. The cash flow activities related to MYGA products is split across investing activities and financing activities. As Mount Logan assumes or directly write new MYGA products, the receipt of cash is reported in financing activities and the corresponding purchase of securities is reported in investing activities. As a result, as the MYGA portfolio grows, these cash flow activities while related, will continue to present an inflow to financing activities and an outflow to investing activities.
•During the nine months ended September 30, 2026, cash provided by investing activities primarily reflects sales, maturities and repayment of investments, partially offset by the purchase of investments, mainly available-for-sale (“AFS”) and mortgage loans within Insurance Solutions.
•During the nine months ended September 30, 2025, cash provided by investing activities primarily reflects the net assets acquired from the reverse acquisition of TURN, and sales, maturities and repayment of investments, partially offset by purchase of investments, mainly available-for-sale (“AFS”) and mortgage loans within Insurance Solutions.
Financing Activities
Our financing activities reflect our capital market transactions and transactions with equity holders. The primary sources of cash within financing activities primarily include proceeds from debt issuances and proceeds from direct writing and/or reinsurance of MYGA. The primary uses of cash within financing activities include dividends payments and repayments of debt.
•During the nine months ended September 30, 2026, cash used in financing activities primarily reflects payment of dividends, repurchase of common shares, repayment of borrowings and the payment of debt issuance costs in the Asset Management segment. Surrenders or benefit payments related to MYGA policies (classified as investment-type contracts) as well as repayment of borrowings within the Insurance Solutions segment also contributed to the use of cash. These outflows were partially offset by deposits from MYGA direct writing in Insurance Solutions and the issuance of exchange listed notes by the Asset Management segment.
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

On March 5, 2026 Mount Logan declared a cash dividend of US$0.03 per share of its common stock, which was paid on April 15, 2026, to holders of record at the close of business on March 30, 2026. On May 14, 2026 Mount Logan declared a cash dividend in the amount of US$0.03 per common share to be paid on June 10, 2026 to shareholders of record on May 26, 2026. On August 11, 2026 Mount Logan declared a cash dividend of US$0.03 per common share to be paid on August 31, 2026 to holders of record at the close of business on August 21, 2026.

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
At September 30, 2026, the Asset Management business had $3.1 million of unrestricted cash and cash equivalents.
Future Debt Obligations
The Asset Management business had long-term debt outstanding of $98.6 million at September 30, 2026, which includes notes with maturities in 2027, 2031 and 2032. There are also scheduled incremental repayments of principal on the credit facility in 2026. See Note 12. Debt obligations to the Condensed Consolidated Financial Statements for further information regarding the Asset Management business’s debt arrangements.
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
Executed Transactions

Yieldstreet Alternative Income Fund Inc. Transaction Services and Sub-advisory Agreements

As previously disclosed, on March 18, 2026, the Opportunistic Credit Interval Fund (“SOFIX”), a fund managed by ML Management, entered into definitive agreements with ML Management and Willow Asset Management LLC (“Willow”) to acquire the assets and assume the liabilities of Yieldstreet Alternative Income Fund (“YS AIF”) (the “Asset Acquisition”) from Willow. In connection with the Asset Acquisition, ML Management entered into a Transition Services Agreement (“TSA”) with Willow, the advisor of YS AIF, pursuant to which Willow will provide access to books and records of YS AIF, certain transition services and licenses in exchange for aggregate consideration of up to $5 million. Additionally, ML Management entered into the Sub-Advisory Agreement with Willow making ML Management a sub-advisor to the YS AIF. Under the Sub-Advisory Agreement, ML Management acts as non-discretionary sub-adviser to a legacy private credit fund portfolio managed by Willow, unrelated to the YS AIF assets, in exchange for a sub-advisory fee. The $5 million of consideration the Company will pay to Willow is payable in $2 million in cash, $1 million in shares of the Company’s common stock and $2 million payable as rebates against fees otherwise due to ML Management under the Sub-Advisory Agreement. This transaction closed on August 24, 2026.

The Company concluded the YS AIF assets acquired under the TSA do not meet the definition of a business under ASC 805-10-55-3A through 55-9, as no workforce, substantive process, or output-generating capability transferred to the Company. Accordingly, the transaction is accounted for as an asset acquisition under ASC 805-50. Total consideration was allocated between (i) an intangible asset, representing the YS AIF assets and the associated license, and (ii) the transition services, on a relative-fair-value basis in accordance with ASC 805-50-30-3. The transition services are expensed as consumed over the two-year service period. The intangible asset was valued using an income approach (with or without), as no observable market exists for a comparable asset. The intangible asset has an indefinite life and therefore will be assessed for impairment on an annual basis.

The $1.0 million in MLCI restricted shares issued to Willow is accounted for under ASC 718 as consideration for the YS AIF assets, license, and transition services received, measured at grant-date fair value as of the YS AIF Transaction Closing Date, without a discount for lack of marketability and allocated between the intangible asset and transition services consistent with the allocation described above.

The Company may pay up to $2.0 million in additional TSA consideration in the form of rebates against Sub-Advisory Fees otherwise payable by Willow. This consideration is not accounted for as a reduction of the amount of Sub-Advisory Fee revenue under ASC 606 as the payment is for a distinct service. As of September 30, 2026, none of the rebate had been recognized as additional consideration. See Note 3. Business Combinations and Asset Acquisitions to the Condensed Consolidated Financial Statements for further detail.

As of September 30, 2026, the carrying value of the intangible asset recognized in connection with this transaction was $2.8 million, and it is not impaired as of the three months ended September 30, 2026. See Note 11. Goodwill and intangible assets, Intangible assets for further detail.

Alternative Credit Income Fund (“ACIF”) completed merger with BC Partners Lending Corporation (“BCPL”)

As previously disclosed, effective September 29, 2026, ACIF merged with and into BCPL and ACIF did not survive. In connection with the ACIF Merger, (i) SCIM and BCPA, the investment adviser to BCPL, entered into a Revenue Share Agreement under which BCPA pays 29.88% of the management and incentive fees it receives under its investment advisory agreement with BCPL to SCIM, net of the allocable compensation costs of the BCPL sales force, (the "Revenue Share Amount"); and (ii) SCIM and Mount Logan Capital US Holdings LLC ("MLC USH"), a wholly owned consolidated subsidiary of the Company, entered into an Assignment and Cancellation Agreement (the "Cancellation Agreement") under which SCIM's rights to the Revenue Share Amount were assigned to MLC USH in exchange for the cancellation of the SCIM Note. While SCIM served as the investment manager of ACIF, the Company was entitled to 100% of the economics of ACIF despite the Company’s 24.99% ownership percentage in SCIM.

The cancellation of the SCIM Note involved the Company to write off the principal balance of the SCIM Note and its associated CECL allowance. The SCIM Note had a $13.6 million principal balance and a $0.3 million CECL allowance as of September 30, 2026. Upon cancellation of the SCIM Note, the Company recognized the Revenue Share Amount as an intangible asset at an estimated value of $12.2 million. This exchange of the SCIM Note for the Revenue Share Amount caused the Company to recognize a loss from investment activities of $1.1 million for the three and nine month period ended September 30, 2026.

In addition to the exchange of the SCIM Note for the Revenue Share Amount, the Company had $3.8 million of accrued interest receivable attributable to the SCIM Note as of September 30, 2026. The Company had also accrued a $7.2 million payable due to SCIM resulting from the negative economics of ACIF (the “ACIF Economics Payable”) as of September 30, 2026. The $3.8 million in accrued interest receivable and the $7.2 million ACIF Economics Payable were netted against each other, with the remaining $3.4 million balance still owed to SCIM by the Company. The Company will make quarterly payments to SCIM using one third of the Revenue Share Amount that the Company receives every quarter. This transaction was executed on September 29, 2026, refer to Note 3. Business Combinations and Asset Acquisitions in the Condensed Consolidated Financial Statements for further detail.

Reinsurance Recapture

Effective September 1, 2026, Sentinel Security Life Insurance Company (“SSL”) recaptured 50% of the quota share liability previously reinsured by Ability Insurance Company (“Ability”) on contracts issued and approved from July 1, 2022 through June 30, 2024 (the “Recaptured Business”). The remaining 50% of the quota share on those contracts ceded under the Reinsurance Agreement, remains in force on its existing terms.
Statutory reserves attributable to the Recaptured Business were $141.4 million as of August 31, 2026, of which $70.7 million related to the recaptured 50%. Ability transferred assets from the trust account maintained under the Reinsurance Agreement to SSL with an aggregate fair value of $68.3 million. This amount represents the recaptured statutory reserves, net of a recapture fee of $2.4 million retained by the Company. The recapture fee was settled by netting against the assets transferred and was not paid separately in cash.

The Company derecognized the related reinsurance liabilities included in interest sensitive contract liabilities of $70.2 million. Because the interest sensitive contract liabilities were $0.6 million lower than the corresponding statutory reserves, the derecognition resulted in a loss of $0.6 million. Together with the $2.4 million recapture fee earned, Ability recognized a net gain of $1.8 million, included in other income within insurance segment revenue for the three months ended September 30, 2026.

Pending Transactions

In October 2026, the Company has entered into a definitive agreement to become the new investment advisor to the Alternative Fund Advisors, LLC (“AFA”) Asset Based Lending Fund (“Fund”) (the “Transaction”). In connection with the Transaction, the Company and AFA, who is the Fund’s current investment advisor, have entered into an Asset Purchase Agreement (“APA”) pursuant to which the Company will acquire certain business records, intellectual property, and goodwill of AFA related to the management of the Fund. The Fund will be the Company’s second evergreen credit interval fund, complementing the Company’s Opportunistic Credit Interval Fund. The Transaction is expected to close in January 2027.

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

As of	September 30, 2026	December 31, 2025
Cash and cash equivalents[1]	$57,277	$118,753
Restricted cash	19,241	9,973
Investments	576,349	639,221
Receivable for investments sold	1,651	—
Accrued interest and dividend receivable[1]	13,112	12,596
Total liquid assets	$667,630	$780,543
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
Ability’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed Ability’s estimates and assumptions over the life of an annuity contract. Ability includes provisions within its annuity policies, such as surrender charges and market value adjustments, which are intended to protect it from early withdrawals. As of September 30, 2026, and September 30, 2025, approximately 77% of Ability’s MYGA policies were subject to penalty upon surrender. In addition, as of September 30, 2026, and September 30, 2025, approximately 94% and 60%, respectively, of policies contained Market Value Adjustments (“MVAs”) that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease.
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
Future Debt Obligations
Ability had long-term debt of $12.0 million as of September 30, 2026, which includes notes with maturities in 2032. See Note 12. Debt obligations to the Condensed Consolidated Financial Statements for further information regarding Ability’s debt arrangements.

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

	Fair Value Measurements
September 30, 2026	Level 1	Level 2	Level 3	NAV	Total
Financial assets
Asset Management
Equity securities	$615	$—	$6,085	$—	$6,700
Derivatives	—	—	—	—	—
Other invested assets	—	—	68	—	68
Total financial assets — Asset Management	615	—	6,153	—	6,768
Insurance Solutions
Debt securities:
U.S. government and agency	—	9,362	—	—	9,362
U.S. state, territories and municipalities	—	4,161	—	—	4,161
Other government and agency	—	2,366	—	—	2,366
Corporate	—	233,844	7,110	—	240,954
Asset and mortgage-backed securities	—	282,690	37,012	—	319,702
Corporate loans	—	17,732	93,301	—	111,033
Equity securities	129	2,195	317	1,760	4,401
Other invested assets	—	10,014	4,480	277	14,771
Total financial assets — Insurance Solutions	129	562,364	142,220	2,037	706,750
Corporate loans of consolidated VIEs	—	—	127,630	—	127,630
Equity of consolidated VIEs	—	—	1,051	—	1,051
Total financial assets including consolidated VIEs	129	562,364	270,901	2,037	835,431
Derivatives	—	—	—	—	—
Total financial assets	$744	$562,364	$277,054	$2,037	$842,199

Financial liabilities
Insurance Solutions
Ceded reinsurance - embedded derivative	—	38,894	—	—	38,894
Interest rate swaps	—	11,596	—	—	11,596
Total financial liabilities — Insurance Solutions	—	50,490	—	—	50,490
Total financial liabilities	$—	$50,490	$—	$—	$50,490

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	NAV	Total
Financial assets
Asset Management
Equity securities	$3,834	$91	$6,484	$—	$10,409
Derivatives	—	—	13	—	13
Other invested assets	—	—	72	—	72
Total financial assets — Asset Management	3,834	91	6,569	—	10,494
Insurance Solutions
Debt securities:
U.S. government and agency	—	10,348	—	—	10,348
U.S. state, territories and municipalities	—	5,354	—	—	5,354
Other government and agency	—	2,475	—	—	2,475
Corporate	—	261,039	10,149	—	271,188
Asset and mortgage-backed securities	—	323,246	19,427	—	342,673
Corporate loans	—	7,499	116,568	—	124,067
Equity securities	7,644	2,246	3,240	1,923	15,053
Other invested assets	—	51	5,637	299	5,987
Total financial assets — Insurance Solutions	7,644	612,258	155,021	2,222	777,145
Corporate loans of consolidated VIEs	—	—	119,731	—	119,731
Equity securities of consolidated VIEs	—	—	949	—	949
Total financial assets including consolidated VIEs	7,644	612,258	275,701	2,222	897,825
Derivatives	—	481	—	—	481
Total financial assets	$11,478	$612,830	$282,270	$2,222	$908,800

Financial liabilities
Insurance Solutions
Ceded reinsurance - embedded derivative	—	29,650	—	—	29,650
Interest rate swaps	—	1,388	—	—	1,388
Total financial liabilities — Insurance Solutions	—	31,038	—	—	31,038
Total financial liabilities	$—	$31,038	$—	$—	$31,038
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
Future policy benefit reserves represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums. The liability is measured for each group of contracts (i.e., cohorts) using current cash flow assumptions. Contracts are grouped into cohorts by line of business, product type and cash flow streams, based on the date the policy was acquired (which for the entire LTC portfolio is the date of the acquisition of Ability). Future policy benefit reserves are adjusted each period because of updating lifetime net premium ratios for differences between actual and expected experience with the retroactive effect of those variances recognized in current period earnings. Ability reviews its future policy benefit reserve cash flow assumptions at least annually, and if the review concludes that the assumptions need to be updated, future policy benefit reserves are adjusted retroactively based on the revised net premium ratio using actual historical experience, updated cash flow assumptions, and the locked-in discount rate with the effect of those changes recognized in current period earnings.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer, principal financial officer, and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer, principal financial officer, and principal accounting officer have concluded that these disclosure controls were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2026, the Company issued 302,115 shares of common stock with an aggregate value of approximately $1.0 million to Willow in connection with the Transition Services Agreement related to the transaction with YS AIF described in Note 3. Business Combinations and Asset Acquisitions to the Condensed Consolidated Financial Statements. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On August 24, 2026, in connection with the Sub-Advisory Agreement, in order to induce six employees of Willow to accept employment with BCPA and provide services to the Company pursuant to the existing staffing and servicing agreements between the Company and BCPA, the Company issued restricted stock units representing 199,397 shares of the common stock of the Company to such employees as an “inducement” grant pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The restricted stock units had an aggregate value of approximately $0.6 million, one-third vesting per year on the anniversary date of the grant, subject to the applicable employee’s continued provision of services to the Company. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

No cash consideration was received by the Company in connection with the issuance of the shares to Willow or the inducement grants described above.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).

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
10.1
Limited Waiver, Partial Collateral Release and Amendment No. 6, dated as of October 9, 2026, by and among MLC US Holdings LLC, the Lenders party thereto and the Agent party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 15, 2026).

10.2
Revenue Share Agreement, dated as of September 29, 2026, by and between BC Partners Advisors L.P. and Sierra Crest Investment Management LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed October 15, 2026).

10.3
Assignment and Cancellation Agreement, dated as of September 29, 2026, by and between MLC US Holdings LLC and Sierra Crest Investment Management LLC (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed October 15, 2026).

10.4
Asset Purchase Agreement, dated October 19, 2026, by and between Mount Logan Management, LLC and Alternative Fund Advisors, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 20, 2026).

10.5*	Form of Restricted Stock Unit Grant Award Agreement Under the Mount Logan Capital Inc. 2025 Omnibus Incentive Plan.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Mount Logan Capital Inc.

Date: November 10, 2026	By:	/s/ Ted Goldthorpe
Ted Goldthorpe
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Brandon Satoren
Brandon Satoren
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)